Form 10KSB
period 2000-05-31
ELITE LOGISTICS INC
filed 2000-08-29
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000.

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                        Commission File Number 000-14614

                              ELITE LOGISTICS, INC.
              (Exact name of registrant as specific in its charter)

 Idaho                                                      91-0843203
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                               1201 North Avenue H
                              Freeport, Texas 77541
               (Address of executive offices, including zip code.)

                  Registrant's telephone number: (979) 230-0222


         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the fiscal year ended 31st May 2000 $569,263

As of 31st May, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $8,184,556.

The number of shares outstanding of each of the issuer's classes of common stock, as of date of this Report: 12,186,139 (one class).



Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I                                                                        1

Item 1.     Description of Business                                           1

Item 2.     Properties                                                        9

Item 3.     Legal Proceedings                                                 9

Item 4.     Submission of Matters to a Vote of Security Holders               9

PART II                                                                      10

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          10

Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation; Safe Harbor Statement under the Private
            Securities Litigation Reform Act of 1995                         10

Item 7.     Financial Statements                                             15

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         15

PART III                                                                     16

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                16

Item 10.    Executive Compensation                                           18

Item 11.    Security Ownership of Certain Beneficial Owners and Management   19

Item 12.    Certain Relationships and Related Transactions                   20

PART IV                                                                      22

Item 13.    Exhibits and Reports on Form 8-K                                 22

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company has developed a complete hardware and software solution that integrates Global Positioning System (GPS) technology, wireless communications (e.g. paging, cellular or other wireless communications networks) and the Internet to enable companies to efficiently track, monitor, manage, and control their remote mobile and fixed resources. Our Internet-based asset management solution provides cost-effective location, monitoring, control, (e.g. vehicle disablement) reporting, dispatch, messaging, and management services. Our customers can use our website to track the movement of their ground vehicles, marine vessels, railway equipment, employees, and goods and services. Our service also enables two-way messaging between our customers and their field workers. Our service benefits our customers by increasing productivity, reducing losses, and improving their own customer service.

We have completed development of the initial versions of our logistics control and tracking software and our PageTrack(TM) Intelligent Vehicle Systems hardware. Marketing of the products has commenced, and we are generating revenues.

The Company out-sources the manufacturing of the product to third parties.

HISTORY OF THE COMPANY

Elite Logistics Inc. (formerly Summit Silver, Inc.) was incorporated under the laws of Idaho on December 26, 1968 to engage in the business of mining. Summit Silver, Inc. commenced operations as an exploration company in 1968 when it acquired Kimberly Mine in Idaho through a merger with Kimberly Gold Mines, Inc., a Washington corporation. Summit Silver, Inc. conducted sporadic exploration and development of the Kimberly Mine and, on several occasions, leased the mine to junior mining companies. No production of minerals of economic value occurred at the mine. The Kimberly Mine was the focus of the activities of Summit Silver, Inc. for over thirty years. Summit Silver Inc. also acquired a number of mining properties, each of which contained a number of un-patented mining claims. The properties were located in the western United States. Exploration of the properties indicated that they were not worthy of development.

On November 17, 1999 Summit Silver, Inc. changed its business purpose and acquired all of the issued and outstanding shares of common stock and preferred stock of Elite Logistics Services, Inc., a Texas corporation. On or about that time Summit Silver, Inc. amended its articles of incorporation and changed its name to Elite Logistics, Inc. All references to "the Company" refer to Elite Logistics, Inc. (formerly Summit Silver, Inc.) and its wholly owned subsidiary, Elite Logistics Services, Inc.

INTELLIGENT VEHICLE MANAGEMENT SYSTEMS

Elite's PageTrack(TM) Intelligent Vehicle Management Systems (the "System") allows the user to monitor, track, analyze, and direct the movement of objects, including ground vehicles, marine vessels, railway equipment and valuable objects in transit. It also allows the monitoring or control of functions on a vehicle including locking/unlocking doors, window up/down, disabling the vehicle etc. The vehicle can be tracked and controlled via two-way pager, PDA (e.g. Palm Pilot), the Internet, or by calling Elite's 24 hour per day Customer Control Center.

The main components of the Company's system are:

     o A hardware unit that is installed in the monitored vehicle that utilizes patent-pending proprietary technology that integrates Motorola's two-way ReFLEX telemetry unit (or alternative wireless communications devices) and a GPS unit (which uses data received from satellite to determine locations).

     o A Web-enabled Logistics Satellite Operating System ("LSOS(R)") Internet based software. The Company's web site is designed for fast downloads and compatibility with most browsers. Pages are deliberately built with minimal graphics and do not require client-side plug-ins or Java to view.

     o Web-enabled Geographic Information Systems ("GIS") technology that allows customers to access the data collected by our system and display the vehicle's location on a map, which is viewable via the Internet.

     o A Network Operations Center ("NOC") where the system servers are maintained and the network elements (vehicles equipped with our PageTrack(TM) unit, our Internet based systems and the telecommunications network) are monitored 24 hours per day, 7 days per week.

     o A Customer Control Center ("CCC") where operators are available to assist customers 24 hours per day, 7 days per week and to provide communications services to customers that do not have Internet access.

The Company's system comprises a combination of proprietary technologies and off-the-shelf technologies licensed on standard terms from such industry leaders as MapInfo, Oracle and Microsoft.

OPERATION OF THE SYSTEM

A GPS location obtained by the receiver is transmitted via Skytel's ReFLEX telemetry network (or alternative wireless network) to Elite's server located within its Network Operations Center. Elite's customers can access the server and monitor the information either on their own computer systems via the Internet, via a 2-way pager, text messaging cellular phone or PDA. In the event the customer does not have Internet access, it may obtain the desired information directly from the Company through its 24-hour Customer Control Center.

The system integrates Elite's proprietary technologies with off-the-shelf software licensed from MapInfo, Oracle and Microsoft. The Company licenses commercially available technology whenever possible rather than acquiring internally developed systems. The System runs on a Microsoft Windows NT 4.0 Server and stores data in an Oracle Database. Geographical

Information Services (GIS) and location data are maintained on MapInfo software also running on Windows NT 4.0 Server.

HARDWARE

The Company's PageTrack(TM)) hardware integrates off-the-shelf GPS units (available from a variety of sources) with Motorola's CreataLink ReFLEX telemetry unit to provide a real-time means of determining and reporting the location and status of a vehicle or other asset.

The manufacturer's suggested retail price of each product is as follows:

Page Track 1G                 $521.00
Page Track 1P                 $521.00
Page Track 2                  $815.00

The Company currently monitors approximately 2500 PageTrack(TM) units. Our current revenue mix is approximately 93% hardware (attributable to the sale of PageTrack(TM) units) and 7% carrier services.

The system, comprising both software and hardware components, is designed, integrated and tested at the Company's facilities. The components include circuit boards, ReFLEX transceiver, GPS receiver, enclosures and cables. Strategic relationships have been established with three out-source manufacturers to build the circuit board, enclosures and cables and assemble the final product.

The Manufacturers are selected based on the following criteria:

     o    Ability to deliver product to Elite's specification

     o    Reputation for quality

     o    Ability to meet cost objectives

     o    Financial capability

     o    Ability to respond to rapid volume increases

     o Ability to support component inventory quantities to support forecasted quantities of the end product o Ability to support Research and Development through product design suggestions and prototype builds

The Company has written agreements with all of its manufactures and in the event one of the Company's current manufacturers were to cease doing business with the Company for any reason, the other manufactures could support the company's total requirements.

CARRIER SERVICES

The Company has designed the PageTrack(TM) products to be network and carrier independent. Our "plug and play" architecture means that the unit can be easily converted to operate on most types of wireless networks including paging, cellular, PCS, radio and satellite.

The Company has structured its business model to be a reseller of communications services ("carrier services") provided by Wireless Network Providers. The company currently resells

ReFLEX telemetry services from SkyTel a WorldCom subsidiary. The company has packaged the carrier services into a variety of plans, which range in cost from $1.25 per month to $45.95 per month. In addition to the foregoing monthly fees, there is a one-time activation fee of up to $17.50.

SERVICES

Commercial Fleet Management

The Company's potential customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets.

The Company offers a range of fleet management solutions, depending on the customer's budget and needs for location and messaging services. The Company believes that software solutions that must be customized to the needs of individual fleet customers are too expensive and time-consuming to be sold effectively to any but the largest fleets.

All of the company's solutions involve the installation of a PageTrack(TM) Intelligent Vehicle System (IVS) in each vehicle and larger customers may license the LSOS(R) software to support their fleet requirements. Customers may also attach an IVS directly to valuable cargo or to expensive equipment such as construction equipment.

LSOS(R) is a proprietary fleet management and logistics software application that provides fleet customers with time and location specific information regarding every vehicle in the fleet along with the ability to monitor and control functions on the vehicle. LSOS(R) updates, and displays on a map, the position of all PageTrack(TM) equipped vehicles at periodic intervals as determined by the customer or on demand. Customers can adjust the level of map detail through a zoom-in/zoom-out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus on a single vehicle.

LSOS(R) provides a two-way messaging platform allowing alphanumeric communications from the fleet operator to its drivers and numerous pre-programmed messages from the drivers to the fleet operator. Customers can send messages directly to drivers from the computer on which LSOS(R) operates, via the Internet or from a 2-way pager, message/Internet enabled cellular phone or PDA. Messages can be sent to a single vehicle, several vehicles or broadcast to the entire fleet.

The LSOS(R) logistics software will automatically complete selection of the most economical and available transport (one which is not committed to another operation; has cargo space available; is not in maintenance; and, is within an acceptable distance from the pickup point) and select the most efficient and economical route for review by the operator. LSOS(R) also reports a driver's completed route, speed, estimated fuel consumption, estimated time of arrival at next stop, the time of each stop and can provide documentation for customers who require verification of deliveries. The Company's commercial fleet customers can establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone.

LSOS(R) is designed to address a wide range of customer requirements. By emphasizing the operation of the LSOS(R) software running on off-the-shelf, user-friendly software (MapInfo, Oracle and Windows NT), the Company believes it can attract a wide range of customers, many of whom would otherwise use less sophisticated communication and management systems, if any at all. The open client server architecture permits LSOS(R) to operate on a variety of hardware platforms and to be integrated with the customer's other management information systems (such as billing, accounting and human resources), allowing the customer to use location information to measure and improve productivity in the field.

In addition to the IVS and LSOS(R), commercial fleet customers purchase two-way wireless carrier service to communicate with the Page Track units. The Company's carrier service costs are generally lower than conventional near real-time, two-way communication services, such as satellite, cellular, and Specialized Mobile Radio (SMR) services.

The Company believes that the majority of its target customers' vehicles are currently equipped with wireless communications devices that do not provide automatic location features, such as two-way radio, specialized mobile radio ("SMR"), pagers and cellular devices. The Company's products and services allow commercial fleet operators to:

     o Increase driver productivity and fleet efficiency by monitoring a driver's route and assuring that drivers are not deviating from assigned jobs.

     o Improve customer service by visually validating that a vehicle is proceeding in a timely manner.

     o Limit unauthorized vehicle use by monitoring the location of a vehicle.

     o Reduce driver overtime by furnishing the most direct and efficient route to a job destination.

     o Increase security for fleet drivers, vehicles and cargo by constant monitoring of vehicles.

Location Services

The Company's proprietary Internet monitoring service allows its subscribers to locate their vehicle(s) via the Internet in near real-time (between 40 seconds and four minutes of the time of the actual event) and reports its location for compliance, security and convenience purposes. The Internet interface allows customers to connect to the Company's network operations center via the Internet and monitor vehicle locations on a detailed digitized map displayed on their PC. Alternatively, the subscriber could call the Elite Customer Control Center, provide the operator with a proper User ID and Password for the vehicle to be located and within seconds receive an automated voice response or live operator indicating the vehicle's current location and status.

Most location software systems on the market today are not Internet based and require the customer to purchase a software license to reside on their computers. After purchasing such software, the customer normally has to pay an additional cost for the provider to modify the purchased software to better fit the customer's requirements. By comparison, the Company's software is Internet based and runs on virtually all of the common Internet browsers. As a result, there is normally no additional software purchases required for the use of the Company's system.

Security Services

PageTrack(TM) can be integrated with a vehicle's keyless entry and alarm system. If the vehicle alarm is triggered, or the vehicle is moved, PageTrack(TM) automatically emits an alert, notifying the Customer and the Company's Customer Control Center of a potential vehicle theft. If the customer does not respond, the Elite Customer Control Center will telephone the customer directly.

Our Customer Control Center is staffed twenty-four hours a day, seven days a week with Company employees who can, at the direction of the customer, track the location of the vehicle and contact local law enforcement authorities and provide them with the location of the potentially stolen vehicle in near real-time. If the customer believes that the vehicle has been stolen or a driver is in danger, the Elite Customer Control Center will assist the customer, and local law enforcement in the recovery or assistance as needed.

The System, when installed in conjunction with third party hardware connected to the ignition system, can also immobilize the vehicle and/or lock the doors to facilitate recovery by law enforcement (or a lien holder).

The Company's ability to offer automated, reliable and near real-time vehicle tracking at the time of theft differentiates its stolen vehicle recovery assistance service from other available services. Other vehicle recovery services, such as LoJack(R), require a subscriber to first realize, and then report, a vehicle stolen in order to begin the tracking process.

Roadside Assistance

An alert notification button can be installed with the PageTrack(TM) unit in a customer's vehicle that when activated will notify Elite's Customer Control Center of the need for assistance. The Company's Automated Roadside Assistance Program, offered to its customers at a higher monthly fee, will direct a tow truck or other selected services directly to a subscribing customer's location when the customer presses the installed roadside assistance button.

Industry sources estimate that 25% of roadside assistance calls are for keys locked in the vehicle. With PageTrack(TM), a customer can use their two way pager, Palm VII or Internet capable cellular phone or call the Customer Control Center to remotely lock/unlock their doors.

Information Services

PageTrack(TM) also has the ability to provide both consumer and commercial customers a "mobile yellow pages" that provides the customer the location of nearby prominent businesses or landmarks. The customer can call and obtain information such as the location of the nearest fast food restaurant, automatic teller machine, gas station, hospital, police station, or interstate on-ramp.

SALES AND MARKETING

The Company currently markets the System to:

     o    Shipping and delivery companies

     o    Other Fleet Operators

     o    Rental car companies

     o    Railroad and transportation companies

     o    Private motor vehicle owners (via dealers and other indirect channels)

The Company intends to distribute its products to consumers and commercial users through the following:

     o    Dealers selling directly to consumers.

     o Value added resellers who will sell the Company's products in conjunction with non-Company products and services marketed by the reseller.

     o Wholesale distributors who will market Company products to dealers and value added resellers.

     o Original equipment manufacturers who would incorporate the Company's products into their products, such as an automobile manufacturer.

The Company will build an installation, service and support channel by establishing authorization criteria, standards of service, quality monitoring and training to ensure customer satisfaction.

The Company's marketing plan includes building brand recognition for Elite and its products. A variety of target marketing communications techniques will be employed to achieve this such as public relations programs, advertising and industry and consumer promotions. The Company has retained the public relations firm of Vollmer Communications to develop a public communications program. As of the date hereof, the Company's plan has not been implemented. There is no assurance that the plan will be implemented or that the plan as implemented will be successful. The Company anticipates spending approximately 7.5% to 10% of its revenue on its marketing program.

INTELLECTUAL PROPERTY

Patents and Trademarks

Patents have been applied for both the Logistics Satellite Operating System (LSOS(R)) and the PageTrack(TM) technology. LSOS(R) is a registered trademark belonging to the Company. A trademark application for PageTrack is pending.

The Company owns the following website addresses: www.elitelog.com, www.elitelogistics.com, www.pagetrack2.com.

COMPETITION

A summary of the Company's major competitors' systems follows:

Commercial Vehicle Market

@Track / HighwayMaster - Utilize cellular telephone systems and GPS to transmit location information to a Dispatcher.

@Road - Utilize cellular telephone systems and GPS to transmit location information to a Dispatcher.

Geotek Communications, Inc. - Utilize RF communications and GPS to determine location and transmit messages to and from vehicles to a Dispatcher.

Orbcomm - Utilize Satellite-based communication and GPS to determine location and transmit messages to and from vehicles to a Dispatcher.

Qualcomm - Utilize Satellite-based communication and GPS to determine location and transmit messages to and from vehicles to a Dispatcher.

Pinpoint, METS, INC., MobileVision, and ComTrak - Utilize cellular telephone systems and GPS to determine location and transmit data to a Dispatcher.

Consumer Vehicle Market

The Company believes that its principal competitor in the consumer vehicle market is LoJack(R). The LoJack(R) system is based on a VHF transponder (essentially a homing device) with a limited range. The LoJack(R) vehicle recovery system requires a customer to report a stolen vehicle to LoJack(R) in order to initiate the location process. Once a stolen vehicle report is received, LoJack(R) personnel activate the transponder unit located in the stolen vehicle by transmitting a signal across the area in which the vehicle was stolen. Multiple Police vehicles equipped with LoJack(R) equipment are required to track the signal from the stolen vehicle by the strength of the signal. The LoJack(R) system is not an automatic, real-time, screen-based tracking system, and it does not provide the service features of the Company's PageTrack(TM) system.

Several companies have begun to link GPS location technology with cellular communications to create emergency location systems for consumer vehicles. Carcop(R), Onstar(TM) and Lincoln Rescu(TM) all rely on this cellular technology to provide emergency roadside assistance and/or stolen car recovery.

The advantages of the Company's products and services relative to its competition are:

     1. The Company's products automatically report when the vehicle alarm is activated and furnish information regarding the condition of the vehicle.

     2. The Company's products furnish wireless notification to personal devises such as pagers and cellular phones.

     3. The costs of the Company's carrier services are approximately 50% less than competing carrier services.

GOVERNMENTAL REGULATION

The Company is not aware of any governmental regulations that effect the manufacture, development or sale of our systems

EMPLOYEES

The Company has 25 full-time employees. Except for Messrs Naisbitt and Ryan, the Company's Officers provide their services on a full-time basis. See "Management."

ITEM 2. PROPERTIES

Our facilities comprise our principal office located at 1201 North Avenue H, Freeport, Texas 77202. The Company leases 4715 sq feet of space at $7,149.00 per month with utilities paid and offices furnished on a lease that expires December 31, 2002. The Company's offices are currently adequate and suitable for its operations. The Company currently has no plan to relocate its offices and the Company has not entered into any negotiations with anyone to relocate its offices

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor is the Company aware of any which are pending or are known to be contemplated. Furthermore, the Company knows of no legal proceedings pending or threatened, or judgments entered against, any Director or Officer of the Company in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our Security Holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares are traded on the Pink Sheets market operated by the National Quotation Bureau, Inc. (the "Pink Sheets") under the trading symbol "ELOG." The Company's shares began trading in 1996 on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the symbol SUSV. The symbol changed to ELOG on 17th November 1999. Summary trading by quarter for the 2000 and 1999 fiscal years are as follows:

Fiscal Quarter                                    High Bid[1]          Low Bid[1]
--------------                                    -----------          ----------
2000
1 March through 31st May                                $8.62               $3.75
December 1st through 29th February                      $5.56               $3.00

1999
September 1st through November 30th                     $2.87                $.25
June 1st through August 31st                             $.26                $.12
1 March through 31st May                                 $.25                $.04
December 1st through 28th February                       $.25                $.06

1998
September 1st through November 30th                      $.76                $.11
June 1st through August 31st                             $.76                $.10

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of May 31, 2000, the Company had 1,163 holders of record of its Common Stock.

While the Company pays dividends on its preferred stock, it has not and does not in the future, intend to pay dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

OVERVIEW

Elite Logistics Services, Inc., (Elite) a corporation organized under the laws of the State of Texas was acquired on November 17th, 1999, by the Company. For accounting purposes, Elite, which became a wholly owned subsidiary of the Company, is deemed to be the acquirer under a reverse takeover transaction; accordingly, all figures including comparatives are those of the legal subsidiary.

Elite designs, develops, and produces a wireless monitoring and tracking system that integrates two-way ReFLEX telemetry and Global Positioning Systems (GPS) technology, with an Internet-enabled Geographic Information System (GIS) to allow online remote tracking and control of vehicles and other assets. The Intelligent Vehicle Systems (IVS) can monitor, track, analyze, and control the movement of virtually any object, including ground vehicles, marine vessels, railway equipment and valuable objects that are in transit.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception the Company has incurred significant losses, and as of May 31, 2000 it had an accumulated deficit of $1,579,446. The Company terminated its subchapter S status on September 1, 1999 and the accumulated loss through August 31st, 1999 in the amount of $706,208 (generated when the company was a subchapter S corporation) was reclassified to additional paid in capital for financial reporting purposes leaving an accumulated deficit of $1,579,446 at May 31, 2000.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless the Company obtains additional capital to cover its operating expenses. In order to meet its needs, the Company will have to raise cash from sources other than the sale of its products and services. To do so, the Company has been raising cash through the private placement of its securities and intends to continue to do so until such time as it will generate sufficient revenues to maintain itself as a viable entity. There is no assurance, however, that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise additional funds until it becomes a viable entity, it will have to cease operations.

BUSINESS ORGANIZATION

Elite Logistics Services, Inc. ("Elite") was incorporated on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. Elite is engaged in providing logistics management and vehicle monitoring and control services. The Company's services are marketed nationally.

On November 17, 1999, Elite Logistics Services, Inc. exchanged its stock with Summit Silver, Inc. ("SSI"), a non-operating, publicly traded company with limited assets. Subsequent to the merger, Elite Logistics Services, Inc. changed its year-end from December 31 to May 31, which was the year-end of SSI and SSI's name was changed to Elite Logistics, Inc.

This merger transaction is accounted for as a capital transaction without the recording of goodwill or other intangibles. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements for a capital transaction.

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Financial Statements of Elite and subsidiaries, for the year ended May 31, 2000, and the related notes to the Consolidated Financial Statements, along with the Financial Statements of Elite Logistics Services, Inc. for the period ended May 31, 1999 and the year ended December 31 1998, and the related Notes to Consolidated Financial Statements. Such Consolidated Financial Statements included (i) the historical accounts of Elite Logistics Services, Inc for the year ended December 31, 1998, for the period January 1, 1999 through May 31, 1999 and for the year ended May 31st 2000 and (ii) the historical accounts of Elite Logistics, Inc (formerly Summit Silver, Inc) for the period November 17, 1999 to May 31, 2000. All significant inter-company balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

RESULTS OF OPERATIONS

For Period Ended May 31st, 2000

Revenues for the year ending May 31, 2000 and the period ending May 31, 1999 and the year ending December 31, 1998 were $569,263, $23,500, and $6,269 respectively. Revenues for the year ending May 31, 2000 included initial sales of the Company's PageTrack(TM) products to distributors and the resale of SkyTel wireless telemetry services as well as miscellaneous third party hardware sales. Revenues for the period ending May 31, 1999 and the year ending December 31, 1998 consisted of consulting fees and miscellaneous third party hardware sales only as the Company's own product was not yet fully developed.

Cost of revenues for the year ending May 31, 2000 and the period ending May 31, 1999 and the year ending December 31, 1998 were $656,450, $19,519, and $1,945 respectively. Cost of revenues for the year ended May 31, 2000 included the manufactured cost of our PageTrack(TM) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center. Cost of revenues for the period ending May 31, 1999 and the year ending December 31, 1998 consisted of third party hardware.

Gross loss for the year ending May 31, 2000 was $87,187 and this compared with gross profits for the period ending May 31, 1999 and the year ending December 31, 1998 of $4,031, and $4,324 respectively. Gross loss for the year ended May 31, 2000 included margins on our PageTrack(TM) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. Gross profit for the period ending May 31, 1999 and the year ending December 31, 1998 consisted of margins on third party hardware and consulting services.

Marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The Company's does not make an allocation of our occupancy costs and other overhead. Marketing expenses for the year ending May 31, 2000 and the period ending May 31, 1999 and the year ending December 31, 1998 were $321,151, $38,047, and $54,213 respectively. This increase was primarily due to increases in the number of marketing personnel, and advertising and promotional programs. The Company expects that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

Selling and Administrative. Selling and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. Selling and Administrative expenses for the year ending May 31, 2000 and the period ending May 31, 1999 and the year ending December 31, 1998 were $1,091,758, $58,945, and $77,699 respectively. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of the Company's business. The Company expects that selling and administrative expenses will increase in absolute dollars as it hires additional personnel and incur additional expenses relating to the anticipated growth of its business, such as costs associated with increased infrastructure and its public company status.

Research and Development. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs and other overhead. Research and development expenses for the year ending May 31, 2000 and the period ending May 31, 1999 and the year ending December 31, 1998 were $217,113, $70,133, and $94,474 respectively. This increase was primarily due to increases in the number of personnel needed to develop new products and services and build the Company's external network and computer data center infrastructure. The Company expects that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

In February 1999, the Company executed an exclusive agreement with a distributor to sell the Company's products within a limited market area. The Company included $100,000 received for the sale of the distributorship in other income for the period ending May 31, 1999.

Interest expense. Net interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, and short-term bank loans and capital lease obligations. Interest expense increased to $10,967 for the year ended May 31, 2000 from $999 in the period ended May 31,1999. This increase was primarily due to interest paid on the bank lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of its of common stock by way of private placement, loans from shareholders, equipment financing, lines of credit, short-term loans and through deferred employee compensation ($244,500 of this deferred salary obligation has been converted to redeemable preferred stock). The Company does not expect that it will be cash flow positive until it achieves an installed base of around 20,000 units (current installed base approximately 2,500). The Company expects to achieve this installed base target within the 2001 fiscal year.

In September and October of 1999, Elite raised $400,000 through the private placement of 320,000 shares at $1.25.

On November 17th, 1999 Elite agreed to be acquired in a stock-for-stock transaction pursuant to an Acquisition Agreement with Summit Silver, Inc. Elite entered into this transaction to facilitate the raising of additional capital to fund the Elite business plan.

Between January and March 2000, the Company sold 681,751 shares of its restricted common stock at a price of $2.00 per share. The Company relied upon the exemption from registration contained in Section 4(6) of the Securities Act of 1933 (the "Act").

In April 2000 the Company sought to raise $1,375,000 from the issuance of 500,000 shares of restricted common stock at a price of $2.75 per share. This offer was withdrawn due to market conditions.

The Company intends to raise at least a further $10,000,000 during the 2001 fiscal year by way of a private placement of its securities. The company is currently in negotiations with several parties who have the capability to provide such funding. The Company is also seeking to retain an investment bank to assist in raising up to $10,000,000. In the event that the Company is successful in raising at least $10,000,000, it intends to use the net proceeds of the offering to repay any borrowings including the Series A redeemable preference shares in the amount of $244,500, hire additional employees, develop new products, develop e-commerce capabilities, marketing, expand Company facilities, initiate remote sales and control centers, and for working capital and potential acquisitions.

Until such time as the Company has successfully completed such funding arrangements, it remains at risk of a sudden negative disruption to the equity markets preventing such funding from proceeding. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

The Company intends to augment the net proceeds from any private placement with a line of credit to fund working capital requirements. To this end the Company recently obtained a receivables-based credit facility for up to $750,000 with Silicon Valley Bank to fund working capital requirements. At May 31, 2000 the Company had no borrowings.

The Company also has some lease financing agreements that amount to less than $9,000. The Company has no material commitments for capital expenditures, but anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will continue to add computer hardware resources, and expand its primary office facility during the next twelve months. The Company may also use cash to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources.

The Company plans to build a nationwide PageTrack(TM) distribution network of dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $2,500,000 is required to fund its business plan. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to re-orient its business plan to a slower growth scenario that would enable the Company to survive and grow at a slower pace. However failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

CASH FLOW FOR YEAR ENDING MAY 31, 2000

Net cash used in operating activities was $1,529,499 for the Year Ending May 31, 2000. Net cash used for operating activities was primarily the result of net losses before non-cash charges of $456,268, which included depreciation and amortization ($39,642), warrants issued for consulting services ($229,995) and stock issued to vendors in exchange for services ($186,376). The net cash used for operating activities also includes increases in accounts receivable ($243,677) and inventory ($693,070) offset by increases in accounts payable ($552,482), accrued expenses ($90,702) and accrued salaries ($42,103).

Net cash used in investing activities of $72,986 comprised patent application costs and fixed asset purchases.

Net cash provided by financing activities was $1,657,555 and principally consisted of proceeds from the sale of the company's common stock of $1,700,748, which were offset by shareholder notes repayment of $52,101 offset by further advances from shareholders of $42,101.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Elite and its subsidiaries' business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7. FINANCIAL STATEMENTS

Immediately following the signature page in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

   Name                         Age         Position with Company
   ----                         ---         ---------------------
   Joseph D. Smith               55         President, Chief
                                            Executive Officer and a
                                            member of the Board of
                                            Directors

   Richard L. Hansen             56         Chief Operating Officer
                                            and a member of the Board
                                            of Directors

   Thien K. Nguyen               37         Vice President and a
                                            member of the Board of
                                            Directors

   Hanh H. Nguyen                36         Member of the Board of
                                            Directors

   John P. Ryan                  37         Secretary and a member of
                                            the Board of Directors

   Russell A. Naisbitt           39         Treasurer, Chief
                                            Financial Officer and a
                                            member of the Board of
                                            Directors

   Diana M. Smith                47         Executive Administrator
                                            and member of the Board
                                            of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Officers and Directors Biographical Descriptions:

Joseph D. Smith has been President, Chief Executive Officer and a member of the Board of Directors since November 1999. From August 1997 to November 1999, Mr. Smith was President of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From 1996 to August 1997, Mr. Smith was Director of Logistics for Baker Energy located in Houston, Texas. Baker Energy is in the business of oil and gas logistics. Mr. Smith was responsible for all logistics planning, logistics software development, budgeting, and company development. From March 1988 to January 1999, Mr. Smith was a part owner and Chief Technical Officer of Southern Instrument Company located in Freeport, Texas. Southern Instrument Company was engaged in the business of selling science and laboratory equipment. From October 1995 to May 1996 Mr. Smith was an independent logistics consultant. Mr. Smith is the husband of Diana Smith, the Company's Executive Administrator and member of the Board of Directors.

Richard L. Hansen has been Chief Operating Officer and a member of the Board of Directors of the Company since November 1999. Mr. Hansen duties include the daily operations of the Company ensuring customer support, investor relations, marketing and all operations in the absence of the President. From 1995 to 1998, Mr. Hansen was the corporate logistics manager and new business manager for Call Henry, Inc., Cocoa, Florida. Call Henry, Inc. was engaged in the business of distributing logistics software. Mr. Hansen was responsible for new business contacts, including marketing, proposal development and integration, and logistic policies.

Thien K. Nguyen has been Vice President and a member of the Board of Directors since November 1999. From August 1997 to November 1999 Mr. Nguyen was Senior Vice President and a member of the Board of Directors of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From August 1996 to August 1997, Mr. Nguyen was unemployed. From February 1993 to August 1996, Mr. Nguyen was Vice President of Operations for Tree Fresh of Texas, Inc. Tree Fresh of Texas, Inc. is located in Houston, Texas and is engaged in the business of producing and distributing fruit juices to hotels. Mr. Nguyen is the husband of Hanh Hoang Nguyen, a member of the Board of Directors.

Hanh H. Nguyen - has been a member of the Board of Directors, with her husband Thien Nguyen, Since November 1999. Since November 1997, Ms. Nguyen has been a director of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. Since 1989, Ms. Nguyen has been employed by Dow Chemical Company as Senior Lead Engineer.

John P. Ryan was the President and Chief Executive Officer of the Company From April 1998 to November 1999. At that time the Company was engaged in the business of mining. In November 1999, Mr. Ryan resigned as President of the Company and was appointed Secretary of the Company. Since May 1998, Mr. Ryan has been the Secretary and a member of the Board of Directors of American Health Providers Corporation, an Idaho corporation located in Coeur d'Alene, Idaho. American Health Providers Corporation is engaged in the business of acquiring existing health care companies. From May 1996 to November 1999, Mr. Ryan was Secretary and a Director of Metalline Mining Company, an Idaho corporation engaged in the mining business. From January 1998 to February 1999, Mr. Ryan was President and a member of the Board of Directors of Grand Central Silver Mines, Inc., a Utah mining corporation. Since October 1996 Mr. Ryan has been Vice President of Corporate Development for Royal Silver Mines, Inc., a Utah corporation engaged in the business of mining. Since April 1997, he has been a member of the Board of Directors of Royal Silver Mines, Inc. From May 1995 to May 1996, Mr. Ryan was a financial consultant for Pennaluna & Company, an SEC, NASD registered broker/dealer located in Coeur d'Alene, Idaho. From January 1995 to May 1995, Mr. Ryan was an engineer and manager for Bunker Hill Mines.

Russell A. Naisbitt has been Chief Financial Officer, Vice President of Business Development and a member of the Board of Directors of the Company Since November 1999. From June 1999 to the present, Mr. Naisbitt has been a founding partner and member of the Board of Directors of Forte Group L.L.C., a management consulting company, located in Houston, Texas. From April 1998 to June 1999, Mr. Naisbitt was an independent consultant in the Internet and telecommunications fields. From January 1997 to the present, Mr. Naisbitt has been a member of the Board of Directors for eWave, Inc., an online advertising technology company, located in Houston, Texas. From January 1996 to March 1998, Mr. Naisbitt was the President and a member of the Board of Directors of Pharos Systems USA, Inc., a network print management software company, located in Houston, Texas. From June 1994 to December 1995, Mr. Naisbitt was the Vice President, Business Development and member of the Board of Directors of Landmark Golf Products, Inc., a software company, located in Houston, Texas.

Diana M. Smith has been Comptroller, now Executive Administrator, and a member of the Board of Directors of the Company since November 1999. From August 1997 to November 1999, Ms. Smith was Chief Financial Officer and a Director of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From March 1988 to January 1999, Ms. Smith was a part owner and Chief Financial Officer of Southern Instrument Company located in Freeport, Texas. Southern Instrument Company was engaged in the business of selling science and laboratory equipment. Since June 1993, Ms. Smith has operated an accounting and bookkeeping service in Freeport, Texas. Ms. Smith is the wife of Joseph Smith, the Company's President, Chief Executive Officer and a member of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers, for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE [1]

(a)         (b)  (c)    (d)   (e)     (f)        (g)        (h)     (i)
                              Other              Securities
Name and                      Annual  Restricted Underlying         All Other
Principal                     Compen- Stock      Options/   LTIP    Compen-
Position    Year Salary Bonus sation  Award(s)   SARs       Payouts sation
                 ($)    ($)   ($)     ($)        (#)        ($)     ($)
Joseph D.   2000 120,000  -     -       -          -          -       -
 Smith      1999  85,000  -     -       -          -          -       -
President   1998  63,417  -     -       -          -          -       -

Richard L.  2000 108,000  -     -       -          -          -       -
 Hansen     1999  68,500  -     -       -          -          -       -
COO         1998  27,417  -     -       -          -          -       -

Thien K.
 Nguyen     2000 108,000  -     -       -          -          -       -
Vice        1999  70,000  -     -       -          -          -       -
 President  1998  50,617  -     -       -          -          -       -

Diana
 Smith      2000  66,000  -     -       -          -          -       -
Controller  1999  49,000  -     -       -          -          -       -
 President  1998  12,000  -     -       -          -          -       -

John P.
 Ryan       2000     -    -     -       -          -          -       -
Secretary   1999     -    -     -       -          -          -       -
            1998     -    -     -       -          -          -       -

Russell A.  2000     -    -     -       -          -          -       -
 Naisbitt   1999     -    -     -       -          -          -       -
Treasurer   1998     -    -     -       -          -          -       -
 and CFO(1)

(1) Mr Naisbitt is a Director of Forte Group L.L.C. (Forte). Forte has a consulting agreement with the company that provides for payments of up to $20,000 per month for services provided by Forte consultants. See Item 12. Certain Relationships and Related Transactions.

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs have been made to any executive officer or any director since the inception of the Company, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2000.

Long-Term Incentive Plan Awards.

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation to Directors.

The Company reimburses members of the Board of Directors for their expenses incurred in connection with their services as directors. There are no other compensation arrangements with any directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the Common Stock ownership as of May 31, 2000 of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted in the footnote to the table, and all ownership is of record and beneficial.

Name and
address           Number of                                  Percentage of
of owner          Shares      Position                       Shares Owned (1)
Joseph D. Smith   1,104,400   President, Chief Executive        8.24%
                              Officer and a member of the
                              Board of Directors
Richard L.
 Hansen             502,000   Chief Operating Officer and a     3.75%
                              member of the Board of Directors

Thien K. Nguyen   1,104,400   Vice President and a member       8.24%
                              of the Board of Directors

Hahn H. Nguyen    3,112,400   Vice President and a member of   23.22%
                              the  Board of Directors

John P. Ryan        118,767   Secretary and member of the       0.89%
                              Board of Directors
Russell A.
 Naisbitt(2)                  Treasurer, Chief Financial        0.00%
                              Officer and a member of the
                              Board of Directors

Diana M. Smith    4,016,000   Member of the Board of Directors 29.97%

All officers      9,957,967                                    74.30%
and directors as a
group (7 persons)

(1) Based on 12,186,139 shares of common stock outstanding as of the date hereof together with certain warrants issued to Forte Group L.L.C. and Vernor Investments Inc, which are exercisable as of the date of this Report.

(2) Mr Naisbitt is a Director of Forte Group L.L.C. (Forte). Forte has a warrant to purchase 1,115,555 shares of common stock. Mr Naisbitt does not have sole voting and investment power for all shares beneficially owned by Forte. See Item
12. Certain Relationships and Related Transactions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, the Company has entered into transactions with parties related to the Company. The Company believes that all transactions with related parties were entered into on terms no more or less favorable to the Company than could have been obtained from unrelated third parties.

PLAN OF MERGER

On November 17, 1999, Elite Logistics Services, Inc. completed an acquisition agreement with Summit Silver, Inc. subsequently to be known as Elite Logistics, Inc. (the "Company"). Shortly thereafter, Summit Silver, Inc. was renamed as Elite Logistics, Inc.

Under the terms of the agreement, Summit Silver, Inc. issued 10,400,000 shares of common stock in exchange for all of Elite Logistics Services, Inc.'s common stock. Immediately prior to the agreement and plan of reorganization, Elite Logistics Services, Inc. had 10,400,000 shares of common stock issued and outstanding and the Company had 1,014,500 shares of Common Stock outstanding. Elite Logistics Services, Inc. will continue as a subsidiary of the Company.

In connection with this same transaction, all 2,445 shares of Elite Logistics Services, Inc.'s preferred stock were exchanged for an equivalent amount of Summit Silver, Inc. preferred stock, which conferred the same rights and provisions as the original shares of Elite Logistics Services, Inc.'s preferred stock. Also, the 1,215,555 outstanding warrants in Elite Logistics Services, Inc. were exchanged with Summit Silver, Inc. for warrants of the same terms and rights.

SERIES A PREFERRED STOCK

Elite Logistics Services, Inc. entered into an agreement with certain officers that provided for those officers to convert certain debt owing to them by Elite Logistics Services, Inc. for deferred compensation into equity in the form of Series A Preferred Redeemable Preference Shares. The shares carry an annual dividend of $8.25 per share and are redeemable on or before September 16, 2000, with Board of Directors approval.

The Series A Preferred shares of Elite Logistics Services, Inc. were exchanged for Series A Preferred shares of the Company on the same terms upon consummation of the Plan of Merger. See "Certain transactions - Plan of Merger."

FORTE GROUP L.L.C. - CONSULTING SERVICES AND OTHER TRANSACTIONS

Mr. Russell Naisbitt, a director of Elite Logistics, Inc. is also a director of Forte Group L.L.C. ("Forte") a Houston, Texas incubator specializing in accelerating the development of emerging technology companies.

On August 23, 1999, which was prior to its acquisition by Summit Silver, Inc., Elite Logistics Services, Inc. entered into a consulting agreement with Forte that provides for cash compensation of $20,000 per month for services to be provided by Forte over an initial period of twelve (12) months. Compensation (if any) and consulting services to be provided (if any) beyond the initial period are to be mutually agreed. In addition to the consulting fees detailed above, Forte may earn certain success- related contingency fees in the event that it introduces investors who fund the Company or executives who are employed by the Company.

Forte was also issued a warrant to purchase 1,115,555 shares of the Company's common stock at $1.25, which was exchanged for a similar warrant to purchase shares in the Company upon consummation of the Plan of Merger. The exercise price of the warrant was the fair market value of the Company's common stock on the date of the grant.

OFFICERS LOANS AND DEFERRED COMPENSATION

On May 31, 2000 the Company owed $48,355 by way of accrued compensation and other outstanding loans as follows:

Accrued
Name                Compensation        Loans          Total
Joseph D. Smith     $27,523                            $ 27,523
Thien K. Nguyen     $17,667                            $ 17,667
Diana M. Smith      $ 3,165                            $  3,165

     Total          $48,355           $0.00            $ 48,355

The Company has not entered into any other obligations regarding deferred compensation with its officers and consultants.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, the Company's Form 10SB12G/A, as filed with the Securities and Exchange Commission on July 24, 2000. The exhibit numbers correspond to the exhibit numbers in the referenced document.

         F
Exhibit No.    Description
     3.1 *          Articles of Incorporation.

     3.2 *          Amended Articles of Incorporation.

     3.3 *          Amended Articles of Incorporation.

     3.4 *          Amended Articles of Incorporation.

     3.5 *          Amended Articles of Incorporation.

     3.6 *          Bylaws.

     4.1 *          Specimen Stock Certificate.

     10.1 *         Acquisition Agreement.

     10.2 *         Agreement between the Company and Motorola, Inc.

     10.3 *         Agreement between the Company and Motorola, Inc.

     10.4 *         Distribution Agreement.

     11.1 *         Computation of per share earnings.

     27.2           Financial Data Schedule

     99.1 *         Office Lease.

     99.2 *         Agreement between the Company and Vollmer Public Relations.

*    Previously filed.

(b)      REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELITE LOGISTICS SERVICES, INC.


                              BY: /s/ Joseph D. Smith
                                  Joseph D. Smith, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                    Title                            Date
Russell A. Naisbitt                     CFO                              August 29th, 2000

                      ELITE LOGISTICS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                   F-3

         Statements of Operations and Accumulated Deficit                 F-4

         Statements of Stockholders' Equity                               F-5

         Statements of Cash Flows                                         F-6

NOTES TO FINANCIAL STATEMENTS                                             F-7

Board of Directors
Elite Logistics, Inc.
Freeport, Texas


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Elite Logistics, Inc. as of May 31, 2000 and 1999, and the related consolidated statements of operations and accumulated deficit, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Logistics, Inc. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Spokane, Washington
August 23, 2000

ELITE LOGISTICS, INC.
(FORMERLY ELITE LOGISTICS SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS


                                                                                 MAY 31,         MAY 31,
                                                                                  2000           1999
                                                                               -----------    -----------
 ASSETS
 CURRENT ASSETS
   Cash                                                                        $    89,334    $    34,264
   Accounts receivable                                                             249,657         11,225
   Other receivables                                                                 5,245             --
   Investments                                                                      24,400             --
   Note receivable                                                                  10,000             --
   Inventory                                                                       744,726         51,656
                                                                               -----------    -----------
    TOTAL CURRENT ASSETS                                                         1,123,362         97,145
                                                                               -----------    -----------

 PROPERTY AND EQUIPMENT
   Computer equipment                                                              116,110         84,369
   Furniture and equipment                                                          11,406          4,828
   Software                                                                         91,052         87,426
   Less:  accumulated depreciation and amortization                               (106,563)       (66,921)
                                                                               -----------    -----------
    TOTAL PROPERTY AND EQUIPMENT                                                   112,005        109,702
                                                                               -----------    -----------

 OTHER ASSETS
   Patent costs                                                                     41,498         11,518
                                                                               -----------    -----------
    TOTAL OTHER ASSETS                                                              41,498         11,518
                                                                               -----------    -----------

   TOTAL ASSETS                                                                $ 1,276,865    $   218,365
                                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS'  EQUITY
 CURRENT LIABILITIES
   Accounts payable                                                            $   599,826    $    47,344
   Accrued expenses                                                                 95,594          4,892
   Leases payable                                                                    4,356          2,852
   Accrued salaries                                                                 48,356        250,753
   Accrued preferred dividends                                                      17,752             --
   Shareholder loans payable                                                        10,000         52,101
                                                                               -----------    -----------
    TOTAL CURRENT LIABILITIES                                                      775,884        357,942
                                                                               -----------    -----------

 LONG-TERM LIABILITIES
   Leases payable , net of current portion                                           3,887          8,491
                                                                               -----------    -----------
    TOTAL LIABILITIES                                                                3,887        366,433
                                                                               -----------    -----------

  COMMITMENTS AND CONTINGENCIES                                                         --             --
                                                                               -----------    -----------

  REDEEMABLE PREFERRED STOCK                                                       244,500             --
                                                                               -----------    -----------


 STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.01 par value; 50,000,000 shares authorized,
    2,186,139 and 10,040,000 shares issued and outstanding, respectively           121,862        100,400
   Warrants                                                                        230,210             --
   Additional paid-in capital                                                    1,479,968        295,127
   Accumulated deficit                                                          (1,579,446)      (543,595)
                                                                               -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           252,594       (148,068)
                                                                               -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,276,865    $   218,365
                                                                               ===========    ===========

ELITE LOGISTICS, INC.
(FORMERLY ELITE LOGISTICS SERVICES, INC.)
STATEMENTS OF OPERATIONS

                                                                FIVE MONTHS
                                                 YEAR ENDING       ENDING       YEAR ENDING
                                                   MAY 31,         MAY 31,      DECEMBER 31,
                                                    2000            1999           1998
                                                ------------    ------------    ------------
REVENUES                                        $    569,263    $     23,500    $      6,269


COST OF REVENUES                                     656,450          19,519           1,945
                                                ------------    ------------    ------------


GROSS PROFIT (LOSS)                                  (87,187)          4,031           4,324
                                                ------------    ------------    ------------

EXPENSES
   Marketing                                         321,151          38,047          54,213
   Administrative expenses                         1,091,758          58,945          77,699
   Research and development                          217,113          70,133          94,474
                                                ------------    ------------    ------------
    TOTAL EXPENSES                                 1,630,022         167,125         226,386
                                                ------------    ------------    ------------

    OPERATING INCOME (LOSS)                       (1,717,209)       (163,094)       (222,062)
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Income from sale of distributorship                    --         100,000              --
   Interest income                                     3,869              --              --
   Interest expense                                  (10,967)           (999)             --
                                                ------------    ------------    ------------
   Total other income (expense)                       (7,098)         99,001              --
                                                ------------    ------------    ------------


LOSS BEFORE INCOME TAXES                          (1,724,307)        (64,093)       (222,062)


INCOME TAXES                                              --              --              --
                                                ------------    ------------    ------------


NET LOSS                                        $ (1,724,307)        (64,093)   $   (222,062)
                                                ============    ============    ============

   BASIC AND DILUTED LOSS PER COMMON SHARE      $      (0.16)   $      (0.01)   $      (0.02)
                                                ============    ============    ============

 WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED

 COMMON STOCK SHARES OUTSTANDING                  11,090,604      10,040,000      10,040,000
                                                ============    ============    ============

ELITE LOGISTICS, INC.
(FORMERLY ELITE LOGISTICS SERVICES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Common Stock
                                                -----------------------                Additional                     Total
                                                  Number                    Warrants     Paid-in    Accumulated   Stockholders'
                                                of Shares      Amount     and Options    Capital       Deficit       Equity
                                                ----------    ---------   -----------   ---------   -----------   -------------
Balance at December 31, 1998                    $10,040,000   $ 100,400            --   $ 280,960    $ (479,502)   $  (98,142)

Common stock returned to treasury
at $0.04 per share                                (502,000)      (5,020)           --     (15,813)           --       (20,833)

Issuance of treasury shares for cash and
deferred salaries at $0.07 per share               502,000        5,020            --      29,980            --        35,000


Net loss for period ending May 31, 1999                 --           --            --          --       (64,093)      (64,093)
                                                ----------    ---------    ----------   ---------    ----------    ----------


Balance at May 31, 1999                         10,040,000      100,400            --     295,127      (543,595)     (148,068)

Issuance of common stock for cash
at $1.25 per share                                 320,000        3,200            --     396,800            --       400,000

Issuance of common stock at $1.25 in
exchange for accounts payable                       40,000          400            --      49,600            --        50,000


Warrants issued as consulting fees                      --           --       229,955          --            --       229,955

Allocation of shareholder losses upon "S"
corporation termination                                 --           --            --    (706,208)      706,208            --


Reverse acquisition and recapitalization         1,014,500       10,145            --      15,242            --        25,387

Issuance of common stock for cash at
$2.00 per share, net of $29,859 for expenses       466,251        4,663            --     897,980            --       902,643

Issuance of common stock for cash at
$2.00 per share, net of $76,295 for expenses       215,500        2,155            --     352,550            --       354,705


Options exercised at $2.00 per share                21,700          217            --      43,183            --        43,400


Issuance of common stock in exchange for
professional services at $2.00 per share            68,188          682            --     135,694            --       136,376


Options issued as compensations                         --           --           255          --            --           255



Preferred cumulative dividends                          --           --            --          --       (17,752)      (17,752)


Loss for the year ended May 31, 2000                    --           --            --                (1,724,307)   (1,724,307)
                                                ----------    ---------    ----------   ---------    ----------    ----------


Balance at May 31, 2000                         12,186,139    $ 121,862    $  230,210   $1,479,968   $(1,579,446)  $  252,594
                                                ==========    =========    ==========   =========    ==========    ==========

ELITE LOGISTICS, INC.
(FORMERLY ELITE LOGISTICS SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ending           Five Months           Year Ending
                                                                       May 31.               Ending             December 31,
                                                                        2000               May 31, 1999             1998
                                                                   ---------------       ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $    (1,724,307)      $       (64,093)      $      (222,062)
     Adjustments to reconcile net loss
         to net cash provided (used) by operating activities:
            Depreciation and amortization                                   39,642                13,757                29,804
            Stock issued for consulting                                    229,995
            Stock issued for accounts payable                               50,000                    --                    --
            Stock issued for professional services                         136,376                    --                    --
            Options issued for compensations                                   255
         Decrease (Increase) in :
            Accounts receivable                                           (243,677)              (10,865)                 (360)
            Note receivable                                                (10,000)                   --                    --
            Inventory                                                     (693,070)              (51,576)                  (80)
         Increase (Decrease) in :
            Accounts payable                                               552,482                47,344                    --
            Accrued expenses                                                90,702                 4,892                    --
            Accrued salaries                                                42,103                89,502               131,605
                                                                   ---------------       ---------------       ---------------
         Net cash provided (used) in operating activities               (1,529,499)               28,961               (61,093)
                                                                   ---------------       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment and software                       (43,006)              (14,572)               (2,073)
     Patent costs                                                          (29,980)              (11,518)                   --
                                                                   ---------------       ---------------       ---------------
         Net cash provided (used) in investing activities                  (72,986)              (26,090)               (2,073)
                                                                   ---------------       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock net of related costs                              1,700,748                14,167                    --
     Net cash acquired in recapitalization                                   4,489                    --                    --
     Payments on notes payable shareholders                                (52,101)                   --                    --
     Payments on leased equipment                                           (5,581)                 (715)                   --
     Proceeds from notes payable shareholders                               10,000                10,000                39,200
                                                                   ---------------       ---------------       ---------------
         Net cash provided (used) in financing activities                1,657,555                23,452                39,200
                                                                   ---------------       ---------------       ---------------

Net increase (decrease ) in cash                                            55,070                26,323               (23,966)

Cash, beginning of period                                                   34,264                 7,941                31,817
                                                                   ---------------       ---------------       ---------------

Cash, end of period                                                $        89,334       $        34,264       $         7,851
                                                                   ===============       ===============       ===============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest and income taxes:
         Interest                                                                $       $            --       $            --
                                                                   ===============       ===============       ===============
         Income taxes                                              $            --       $            --       $            --
                                                                   ===============       ===============       ===============

NON-CASH TRANSACTIONS:
     Issuance of stock for compensation                            $       244,500       $            --       $            --
     Issuance of stock for professional services                   $       136,376       $            --       $            --
     Issuance of stock for accounts payable                        $        50,000       $            --       $            --
     Equipment financed by capital lease                           $         2,481       $        11,343       $            90
     Warrants issued for professional services                     $       229,995       $            --       $            --
     Options issued for compensations                              $           255       $            --       $            --


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations

Elite Logistics, Inc. (hereinafter "ELI") was incorporated as an "S" Corporation on August 6, 1997 under the laws of the State of Texas. Elite is engaged in the production of global positioning systems and provides the required services for the operation of these systems. The Company's services are marketed nationally. On September 1, 1999, the Company amended its articles of incorporation to become a regular "C" Corporation. See Note 15.

ELI is the holding company of Elite Logistics Services, Inc. ("Elite"). Elite is a wholly owned subsidiary and is consolidated for financial reporting.

On November 17, 1999, Elite agreed to an exchange of its stock in an acquisition with Summit Silver, Inc. This acquisition is being accounted for as an acquisition and recapitalization of a non-operating public enterprise by a private operating company. See Note 8. As part of the acquisition, the Company acquired limited assets from Summit Silver, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Elite Logistics, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Accounting

ELI uses the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs are charged to operations in the year incurred.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred. Equipment acquired in the acquisition is recorded at net book value.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Income Taxes

Elite Logistics, Inc. had elected to be taxed under the provision of Subchapter S of the Internal Revenue Code for the years ended December 31, 1998 and 1997 and for the period ending August 31, 1999. Under those provisions, Elite does not pay federal corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for federal income tax for the years ended May 31, 2000 and 1999 in the accompanying financial statements. For the period subsequent to August 31, 1999, the Company had a significant loss for tax purposes.

At November 17, 1999, the Summit Silver, Inc. entity had a net operating loss of approximately $1,450,000, which may be offset against future taxable income through 2013. No provision for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company will probably continue to experience operating losses. It is currently unknown if the carryforwards will expire unused. With the significant change in ownership, the utilizability of this net operating loss will be substantially minimized for future periods.

Trade Accounts Receivable

The Company provides for losses which may be sustained in collection of accounts receivable. All receivables are considered collectible and no valuation allowance is considered necessary.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Intangibles

Intangible assets consist of patents pending. Patent costs will be amortized using a straight-line method over seventeen years once a patent is granted.

Research and Development Costs

Costs of research and development are expensed as incurred.

Basic and Diluted Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Revenue Recognition

Revenues and cost of revenues are recognized when services and products are furnished or delivered. Product is directly shipped to consumers from the Company's contract manufacturer if ten or more units are ordered. Orders of less than ten units are shipped by the Company from a limited inventory of finished goods.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At May 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. A liability of $23,568 for compensated absences accrued have been recorded in the accompanying financial statements at May 31, 2000.

NOTE 3 - NOTES RECEIVABLE

On May 24, 2000, the Company received a promissory note receivable from a customer in the amount of $10,000 with an interest rate of 18% and a maturity date of June 24, 2000.

Elite Logistics Services, Inc. contracted to provide operations and services on the hardware located at the customer's place of business.

The note was paid in full on June 24, 2000 and all services contracted for were substantially performed. There are no remaining obligations or intent by agreement, trade practice or law to refund any cash received related to this contract.

NOTE 4 - INVESTMENTS

The Company's securities, which are bought and held principally for the purpose of sale in the near term, are classified as trading securities. The Company's securities, which were originally acquired by Summit Silver, Inc., are recorded at fair value on the balance sheet as current assets, with changes in fair value during the period included in earnings.

The Company's trading securities consist of common stock stated at fair value and are summarized as follows:

      Investment                                                    May 31, 2000
      ----------                                                    ------------
      Ashington Mining Company                                        $      600
      Sterling Mining Company                                             21,200
      Royal Silver Mines, Inc.                                             1,000
      Utah-Idaho Consolidated Uranium, Inc.                                1,600
                                                                      ----------
                                                                      $   24,400
                                                                      ==========

NOTE 5 - PATENT COSTS

The Company currently has two domestic and two foreign patent applications pending. The Company's patent applications relate to internet-enabled, global positioning system technology for the commanding, controlling, identification and routing of moving items.

The costs of patent applications are capitalized. The cost of patents are expected to be amortized over their statutory lives of seventeen years upon receipt of patent approval. At May 31, 2000, the Company had not received any patent approvals. There was no patent amortization expense recorded in 2000 or 1999.

NOTE 6 - INVENTORY

Inventories are stated at the lower of cost or market, with cost being determined on a weighted average basis.

Inventories at May 31, 2000 and May 31, 1999 consist of the following for the dates shown:

                                                            2000          1999
                                                         ----------   ----------
                             Finished goods              $   54,558   $       --
                                                         ----------   ----------
                             Raw materials                  690,168       51,656
                                                         ----------   ----------
                                  Total                  $  744,726   $   51,656
                                                         ==========   ==========

NOTE 7 - NOTES AND LEASE PAYABLES

Elite has a capital lease with Linc Monex Equipment, Inc. payable monthly at $770, including interest at 18%. The remaining capital lease payments are included in the schedule below.

Current maturities of long-term debt are as follows:

              2001         $  4,356
              2002         $  3,887

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has cash loans from its shareholders in the amounts of $10,000 and $52,101 at May 31, 2000 and May 31, 1999, respectively. The notes bear an interest rate of 5% annually, are unsecured, and due upon demand. Accrued salaries due to shareholders amount to $48,355 and $250,757 at May 31, 2000 and May 31, 1999, respectively. In September 1999, the shareholders exchanged $244,500 in accrued salaries for 2,445 shares of preferred stock at $100 per share.

NOTE 9 - MERGER AND ACQUISITION

On November 17, 1999, Elite Logistics Services, Inc. ("Elite") completed an acquisition agreement with Summit Silver, Inc. (SSI) subsequently to be known as Elite Logistics, Inc. (ELI). In late November 1999, SSI was renamed as Elite Logistics, Inc.

Under the terms of the agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. Elite will continue as a subsidiary of ELI.

As SSI was a non-operating company with limited assets, the substance of the merger transaction is a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles is recorded. See Note 11.

In connection with this same transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock, which conferred the same rights and provisions as the original shares of Elite's preferred stock. The exchange of the redeemable preferred stock resulted in no significant valuation adjustment in the allocation of value in the merger. Also, the 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

The income statement effect of the merger with SSI was the recognition of $2,800 of SSI's expenses in consolidated financial statements. The only substantial asset of SSI that was acquired was $24,400 of investments. The liabilities acquired by Elite in the acquisition totaled $10,247.

NOTE 10 - REDEEMABLE PREFERRED STOCK

On September 15, 1999, the Company issued 2,445 shares of preferred stock with $100 par value. These shares are preferred as to dividends and liquidation. The cumulative dividends are currently payable at prime of 8.25% plus 2% which is 10.25%. The shares are required to be redeemed within one year. The preferred stock was issued in payment to existing stockholders for deferred compensation. As part of the acquisition of Summit Silver, Inc., these shares were traded for 2,445 shares of Summit's preferred stock at $.01 per value. (Note 8).

As of May 31, 2000, cumulative dividends are $17,752, but have not been declared or paid.

The Corporation is required to redeem all issued and outstanding shares of series A preferred stock on September 15, 2000 at a redemption price of $100 per share. Prior to such time, the Corporation may redeem in whole or in part Series A preferred stock at the option of the board of directors. See Note 8. Total authorized shares of preferred stock is 10,000,000. At May 31, 2000, no shares of preferred stock were redeemed.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

ELI leases office space in Freeport, Texas on an annually renewable lease. The monthly rent was $1,700 and the lease term end in December 1999. Subsequent to December 31, 1999, the Company expanded its office space and renewed the lease for a three-year term ending December 2002. The monthly lease payment is $7,149. The future expected minimum lease payments on the above lease at May 31, 2000 are as follows:

                    2000              $85,788
                    2002              $50,043

Distributorship Agreement

The Company has an exclusive agreement with a distributor to sell the Company's PageTrack(TM) system (which involves two-way pager service requirements). The agreement limits the market area. The distributor paid $100,000 and the Company recognized income of this amount as other income on its statement of operations at the time the agreement was signed in February 1999. Elite is required pay to the distributor 20% of net sales of air time less a 10% administration charge under the terms of the distributorship agreement. At February 1999, all material conditions relating to the sale of this distributorship agreement were substantially performed. There are no remaining obligations or intent by agreement, trade practice or law to refund any cash received related to this sale of the distribution agreement.

Employment Agreements

The Company has several employment agreements in place. These agreements are for unspecified terms and contain 12-18 month non-compete clauses for employees in the event that their job tenure with the Company is severed.

NOTE 12 - COMMON STOCK

Elite Logistics Services, Inc. originally had 100 shares of no par stock issued. In September 1999, the original 100 shares were split at 100,400 to 1 and converted to 10,040,000 shares of common stock. Also, in September 1999, the Company issued 320,000 shares of common stock to various investor groups in exchange for cash proceeds of $400,000. This issuance resulted in non-qualifying shareholders which then caused the termination of the Company's S election and resulted in the Company's conversion to a C Corporation. Also in November 1999, the Company issued 40,000 shares of common stock in settlement of a vendor payable of $50,000.

In January and February 2000, the Company issued 466,251 shares of common stock at $2.00 per share.

In March 2000, the Company issued 237,200 shares of common stock at $2.00 per share and another 68,188 shares of common stock in exchange for professional services valued at $136,376.

The audited financial statements have been retroactively restated for the 10,040,000 shares of common stock.

NOTE 13 - WARRANTS AND OPTIONS

Warrants

On September 20, 1999, the Board of Directors approved the issuance of a warrant to Vernor Investments to purchase up to 100,000 shares of the Company's common stock at 5% below the current market value at the time of purchase, exercisable from the date of issuance until September 30, 2000. As of May 31, 2000, this warrant has not been exercised.

On November 10, 1999, the Board of Directors approved the issuance of a warrant to Forte Group LLC to purchase up to 1,115,555 shares of the Company's common stock at $1.25 per share from the date of issuance until September 30, 2002. This warrant has not been exercised.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate is 5.5%, volatility is .5% and the expected life of the warrants is one to three years.

The fair market value of these warrants of $229,955 was recorded as consulting fees pursuant to Financial Accounting Standard No. 123.

The following is a summary of warrants during the period ended May 31, 2000:

                                                                     Weighted
                                                          Number     Average
                                                        Of Shares    Exercise Price
                                                       -----------   --------------
Outstanding at May 31, 1999                                     --   $        --

Granted                                                  1,215,555          1.25
Exercised                                                       --            --
Forfeited or expired                                            --            --
                                                       -----------   -----------
Outstanding at May 31, 2000                              1,215,555   $      1.25
                                                       ===========   ===========

Weighted average fair value of
Warrants granted from May 31, 1999
to May 31, 2000                                        $       .19
                                                       ===========

Options

On January 1, 2000 the Company granted 23,000 options to purchase 23,000 common stock shares for $2.00 per share, in accordance with the Elite Logistics, Inc. 2000 Employee Incentive Plan. During the year ended May 31, 2000, 21,700 of these options were exercised at $2.00 per share.

The remaining 1,300 options have an estimated value of $255 based on the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: the risk-free interest rate is 5%, volatility is .3% and the expected life of the option is six months. The fair market value was recorded as compensation expense pursuant to Financial Accounting Standard No. 123.

The Company has a compensation agreement in place with an employee to grant an additional 30,000 options for common stock per year over the next three years contingent upon continued employment. These options will be exercisable at the fair market value at the date of grant.

Employee Stock Option Plan

In 2000, the Company adopted the Elite Logistics, Inc. Employee Stock Option Plan, under which 500,000 shares of common stock are available for issuance with respect to awards granted to officers, management and other key employees of the Company. The plan also includes a provision for an annual increase in the number of shares available for issuance to 200,000 shares or 1.5% of the outstanding shares or a lessor amount determined by the Board. At the time the option is granted, the administrator shall fix the period within which the option may be exercised, fixing the exercise price at no less than 100% of the fair market value per share on the date of grant and will determine the acceptable form of consideration for exercising the option.

NOTE 14 - YEAR 2000

Like other companies, Elite Logistics, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the Year 2000 issue.

NOTE 15 - GOING CONCERN CONSIDERATION

As shown in the accompanying financial statements, the Company incurred a net loss of $1,724,307 for the period ended May 31, 2000. Management's plans include raising several million dollars through a private placement in 2000 and, if successful in this endeavor, applying for a NASDAQ Smallcap listing. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which had raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

NOTE 16 - INCOME TAXES

The Company elected to be taxed as a subchapter S corporation for tax purposes. An S Corporation makes no provision for tax purposes and passes all items of income, loss or tax preference to the individual shareholders. For the years ended December 31, 1998 and 1997, there are no provisions for taxes based upon the Company's effective S election.

On September 1, 1999, the Company sold shares of common stock to non-qualifying holders for an S Corporation. As of September 1, 1999, the Company's S election was terminated. The loss for the five months period ending May 31, 1999 of $64,093 is allocated to the S Corporation. The loss for the period from May 31, 1999 to August 31, 1999 is $162,613. The loss for the period from September 1, 1999 to May 31, 2000 is $1,561,439. The S Corporation period loss will be passed to the shareholders of record on August 31, 1999. The subsequent loss of $1,561,439 is the Company's net operating loss as of May 31, 2000. In compliance with financial accounting reporting standards, the accumulated losses of $706,208 from the S Corporation period were cancelled against the Company's additional paid-in capital. The net operating loss acquired from Summit Silver, Inc. of approximately $1,450,000 is not expected to be utilized by the Company because of the Internal Revenue Code limitations concerning ownership changes.

The Company has no significant book to tax differences in its assets and liabilities, which would give rise to deferred tax assets or liabilities. The Company may elect to file consolidated tax returns in the future as part of the merged entity to be known as Elite Logistics, Inc, formerly Summit Silver, Inc. See Note 8.

NOTE 17 - SUBSEQUENT EVENTS

On May 24, 2000, the Company's board of directors approved a 401k plan effective June 1, 2000.

On December 12, 1999, the Company entered into a six-month agreement with Memphis Consulting Group to provide financial consulting and public relations services designed to raise capital and create a public market for the Company's stock. Memphis will receive 4,000 shares of common stock per month and cost reimbursement for out-of-pocket expenses. The Company will also pay Memphis a finder's fee based on a percentage of the total capital raised. This agreement, which may be terminated with a thirty-day written notice, has an option to renew upon agreement of both parties.

On June 12, 2000, the above agreement was renewed with the following amendments: the term of the agreement is for twelve months, which may be terminated with a thirty-day written notice, has an option to renew upon agreement of both parties, and the continuance of the agreement past June 23, 2000 is contingent on Memphis raising $250,000 before this date. If Memphis succeeds in raising funds in sequential increments of $250,000 and $3,000,000 during the term of this agreement, Elite agrees to issue warrants for 150,000 (in 50,000 increments) shares of Elite's common stock with an exercise price of $2.75, $4.75 and $6.50, per common share respectively, with an exercise period of two years from the date of the warrant documents.

Subsequent to May 31, 2000, the Company sold 36,726 shares of common stock for $2.75 per share. In addition, the Company exchanged 3,000 common stock shares valued at $8,250 for services and expenses, 6,867 common stock shares for services valued at $30,902 and 3,884 common stock shares for equipment valued at $10,681.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.2          Financial Data Schedule