Form 10KSB/A
period 2000-05-31
ELITE LOGISTICS INC
filed 2000-09-22
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                FORM 10-KSB/A-1
                                   (MARK ONE)

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

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Financial Statements of Elite and subsidiaries, for the year ended May 31, 2000, and the related notes to the Consolidated Financial Statements, along with the Financial Statements of Elite Logistics Services, Inc. for the five month period ended
May 31, 1999 and the year ended December 31 1998, and the related Notes to Consolidated Financial Statements. Such Consolidated Financial Statements included (i) the historical accounts of Elite Logistics Services, Inc for the year ended December 31, 1998, for the five month period January 1, 1999 through May 31, 1999 and for the year ended May 31st 2000 and (ii) the historical accounts of Elite Logistics, Inc (formerly Summit Silver, Inc) for the period November 17, 1999 to May 31, 2000. All significant inter-company balances and transactions have been eliminated. The Company's Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States and have been audited by the Company's independent accountants.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

RESULTS OF OPERATIONS

For Year Ended May 31st, 2000

Revenues for the year ending May 31, 2000 and the five month period ending May 31, 1999 and the year ending December 31, 1998 were $569,263, $23,500, and $6,269 respectively. Revenues for the year ending May 31, 2000 included initial sales of the Company's PageTrack(TM) products to distributors and the resale of SkyTel wireless telemetry services as well as miscellaneous third party hardware sales. Revenues for the five month period ending May 31, 1999 and the year ending December 31, 1998 consisted of consulting fees and miscellaneous third party hardware sales only as the Company's own product was not yet fully developed.

Cost of revenues for the year ending May 31, 2000 and the five month period ending May 31, 1999 and the year ending December 31, 1998 were $656,450, $19,519, and $1,945 respectively. Cost of revenues for the year ended May 31, 2000 included the manufactured cost of our PageTrack(TM) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center. Cost of revenues for the five month period ending May 31, 1999 and the year ending December 31, 1998 consisted of third party hardware.

Gross loss for the year ending May 31, 2000 was $87,187 and this compared with gross profits for the five month period ending May 31, 1999 and the year ending December 31, 1998 of $4,031, and $4,324 respectively. Gross loss for the year ended May 31, 2000 included margins on our PageTrack(TM) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. Gross profit for the five month period ending May 31, 1999 and the year ending December 31, 1998 consisted of margins on third party hardware and consulting services.

Marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The Company's does not make an allocation of our occupancy costs and other overhead. Marketing expenses for the year ending May 31, 2000 and the five month period ending May 31, 1999 and the year ending December 31, 1998 were $321,151, $38,047, and $54,213 respectively. This increase was primarily due to increases in the number of marketing personnel, and advertising and promotional programs. The Company expects that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

Selling and Administrative. Selling and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. Selling and Administrative expenses for the year ending May 31, 2000 and the five month period ending May 31, 1999 and the year ending December 31, 1998 were $1,091,758, $58,945, and $77,699 respectively. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of the Company's business. The Company expects that selling and administrative expenses will increase in absolute dollars as it hires additional personnel and incur additional expenses relating to the anticipated growth of its business, such as costs associated with increased infrastructure and its public company status.

Research and Development. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs and other overhead. Research and development expenses for the year ending May 31, 2000 and the five month period ending May 31, 1999 and the year ending December 31, 1998 were $217,113, $70,133, and $94,474 respectively. This increase was primarily due to increases in the number of personnel needed to develop new products and services and build the Company's external network and computer data center infrastructure. The Company expects that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

In February 1999, the Company executed an exclusive agreement with a distributor to sell the Company's products within a limited market area. The Company included $100,000 received for the sale of the distributorship in other income for the five month period ending May 31, 1999.

Interest expense. Net interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, and short-term bank loans and capital lease obligations. Interest expense increased to $10,967 for the year ended May 31, 2000 from $999 in the five month period ended May 31,1999. This increase was primarily due to interest paid on the bank lines of credit.

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

The Company also has some lease financing agreements that amount to less than $9,000. The Company has no material commitments for capital expenditures, but anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will continue to add computer hardware resources, and expand its primary office facility during the next twelve months. The Company may also use cash to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources. There can be no assurance that the Company will be able to successfully raise $10,000,000 or a lesser amount in fiscal year 2001.

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

     11.1           Computation of per share earnings.

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

Name                                    Title                            Date
Russell A. Naisbitt                     CFO                              September 21, 2000

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

         Statements of Stockholders' Equity                               F-5

         Statements of Cash Flows                                         F-6

NOTES TO FINANCIAL STATEMENTS                                             F-7

Board of Directors
Elite Logistics, Inc.
Freeport, Texas


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Elite Logistics, Inc. as of May 31, 2000 and May 31, 1999, and the related consolidated statements of operations and accumulated deficit, cash flows, and stockholders' equity the and year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Logistics, Inc. as of May 31, 2000 and May 31, 1999, and the results of its operations and its cash flows for the year ended May 31, 2000, the five month period ending May 31, 1999 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

NOTE 15 - GOING CONCERN CONSIDERATION

As shown in the accompanying financial statements, the Company incurred a net loss of $1,724,307 for the year ended May 31, 2000.

In the seven months subsequent to the year ended May 31, 2000 management expects to raise $2,000,000 through a private placement. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which had raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 11.1          Computation of per share earnings

 27.2          Financial Data Schedule