Form 10QSB
period 2000-08-31
ELITE LOGISTICS INC
filed 2000-10-16
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number 000-29825

                              ELITE LOGISTICS, INC.
              (Exact Name of Registrant as Specific in its Charter)

               Idaho                                 91-0843203
      (State of Incorporation)          (I.R.S. Employer Identification No.)


          1201 North Avenue H Freeport, Texas                  77541
       (Address of Principal Executive Offices)              (Zip Code)

                                 (979) 230-0222
                         (Registrant's Telephone Number)

Check whether the (issuer) (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 11, 2000, the number of shares outstanding of the registrant's only class of common stock was 12,343,223.

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [] No: [X]

                                TABLE OF CONTENTS



                              ELITE LOGISTICS, INC.


                          PART I. FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
Item 1.  Consolidated Financial Statements (Unaudited)

         Balance sheet as of August 31, 2000                                                           2

         Statements of operations for the three months ended
         August 31, 2000 and 1999                                                                      3

         Statement of stockholders' equity for the three months ended
         August 31, 2000                                                                               4

         Statements of cash flows for the three months ended
         August 31, 2000 and 1999                                                                      5

         Notes to the consolidated financial statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Operations                                                                                        11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            16

Item 2.  Changes in Securities                                                                        16

Item 3.  Defaults Upon Senior Securities                                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                                          16

Item 5.  Other Information                                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                                             17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC. (FORMERLY ELITE LOGISTICS SERVICES, INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    August 31,
                                                                       2000
                                                                   ------------
                                     ASSETS

Current Assets
  Cash                                                             $     58,835
  Accounts receivable                                                   110,778
  Other receivables                                                       5,234
  Inventory                                                             808,210
                                                                   ------------
         Total current assets                                           983,057

Property and equipment
  Computer equipment                                                    126,950
  Furniture and equipment                                                10,207
  Software                                                               91,052
  Less: accumulated depreciation and amortization                      (116,474)
                                                                   ------------
         Total property and equipment                                   111,735
                                                                   ------------
Patents                                                                  47,757
                                                                   ------------
Total assets                                                       $  1,142,549
                                                                   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    689,997
  Accrued expenses                                                      100,720
  Leases payable                                                          7,227
  Deferred salaries                                                      48,356
  Accrued preferred dividends                                            24,781
  Shareholder loans payable                                              60,321
  Note payable                                                           30,010
                                                                   ------------
         Total current liabilities                                      961,412
                                                                   ------------
Redeemable preferred stock                                              244,500
                                                                   ------------
Total liabilities                                                     1,205,912
                                                                   ------------

Stockholders' equity (deficit)
  Common stock - $0.01 par value; 50,000,000 shares
     authorized, 12,260,227 issued and outstanding                      122,603
  Warrants                                                              230,210
  Additional paid-in capital                                          1,618,205
  Accumulated deficit                                                (2,034,381)
                                                                   ------------
         Total stockholders' deficit                                    (63,363)
                                                                   ------------
Total liabilities and stockholders' equity                         $  1,142,549
                                                                   ------------

See notes to consolidated financial statements.

ELITE LOGISTICS, INC. (FORMERLY ELITE LOGISTICS SERVICES, INC.)

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                           August 31,
                                                 ------------------------------
                                                     2000               1999
Revenues                                         $    172,221      $    225,133
Cost of revenues                                      174,944           189,920
                                                 ------------      ------------
Gross profit (loss)                                    (2,723)           35,213
                                                 ------------      ------------
Expenses
  Marketing                                           120,433            30,367
  Administrative expenses                             196,302            51,461
  Research and development                            108,073            40,558
                                                 ------------      ------------
         Total expenses                               424,808           122,386
                                                 ------------      ------------
         Operating loss                              (427,531)          (87,173)
                                                 ------------      ------------
Other income (expense)
  Loss on sale of equipment                              (608)               --
  Loss on exchange of investments                     (19,400)               --
  Interest income                                         735                --
  Interest expense                                     (1,102)             (130)
                                                 ------------      ------------
           Total other income (expense)               (20,375)             (130)
                                                 ------------      ------------
Loss before income taxes                             (447,906)          (87,303)

Income taxes                                               --                --
                                                 ------------      ------------
Net loss                                         $   (447,906)     $    (87,303)
                                                 ------------      ------------
  Basic and  diluted loss per common share       $      (0.04)     $      (0.01)
                                                 ------------      ------------
Basic and diluted weighted average number of
  common stock shares outstanding                  12,231,494        10,040,000
                                                 ------------      ------------

See notes to consolidated financial statements.

ELITE LOGISTICS, INC. (FORMERLY ELITE LOGISTICS SERVICES, INC.)

STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                         Common Stock
                                -----------------------------                       Additional                          Total
                                 Number of                                           Paid-in        Accumulated     Stockholders'
                                   Shares          Amounts          Warrants         Capital          Deficit      Equity (Deficit)
                                ------------     ------------     ------------     ------------     ------------   ----------------
Balance at May 31, 2000           12,186,139     $    121,862     $    230,210     $  1,479,968     $ (1,579,446)   $    252,594

Issuance of 73,588 shares of
 common stock and 66,033
 warrants, net of expenses
 of $62,661                           73,588              736           41,557           95,685               --         137,978

Exercise of options                      500                5               --              995               --           1,000

Preferred cumulative dividends            --               --               --               --           (7,029)         (7,029)

Net loss                                  --               --               --               --         (447,906)       (447,906)
                                ------------     ------------     ------------     ------------     ------------    ------------
Balance at August 31, 2000        12,260,227     $    122,603     $    271,767     $  1,576,648     $ (2,034,381)   $    (63,363)
                                ------------     ------------     ------------     ------------     ------------    ------------

See notes to consolidated financial statements.

ELITE LOGISTICS, INC. (FORMERLY ELITE LOGISTICS SERVICES, INC.)

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              August 31,
                                                                      ---------------------------
                                                                         2000            1999
Cash flows from operating activities:
  Net loss                                                            $ (447,906)     $  (87,303)
  Adjustments to reconcile net loss
     to net cash used by operating activities
       Depreciation                                                        9,911              --
       Stock issued for services                                          88,962              --
       Investments exchanged for services                                  5,000
       Loss on exchange of investments                                    19,400              --
       Notes payable issued for services                                  41,100
       Loss on sale of equipment                                             608              --
Changes in assets and liabilities
       Accounts receivable                                               138,890         (97,618)
       Note receivable                                                    10,000              --
       Inventory                                                         (63,484)       (168,000)
       Accounts payable                                                   90,171         184,388
       Accrued expenses                                                    5,126           1,660
       Deferred salaries                                                      --          49,115
                                                                      ----------      ----------
     Net cash used in operating activities                              (102,222)       (117,758)
                                                                      ----------      ----------
Cash flows from investing activities:
  Purchase of property, equipment and software                              (159)         (1,211)
  Proceeds from sale of equipment                                            591              --
  Payments on leased equipment                                            (1,016)         (1,445)
  Patent costs                                                            (6,259)         (9,943)
                                                                      ----------      ----------
     Net cash used in investing activities                                (6,843)        (12,599)
                                                                      ----------      ----------
Cash flows from financing activities:
  Issuance of stock net of related costs                                  38,335              --
  Exercise of common stock options                                         1,000              --
  Proceeds from notes payable                                                 --          99,995
  Payments on notes payable                                              (11,090)             --
  Payments on shareholder notes payable                                     (679)             --
  Proceeds from shareholder notes payable                                 51,000          30,000
                                                                      ----------      ----------
     Net cash provided by  financing activities                           78,566         129,995
                                                                      ----------      ----------
Net decrease in cash                                                     (30,499)           (362)

Cash, beginning of period                                                 89,334          34,264
                                                                      ----------      ----------
Cash, end of period                                                   $   58,835      $   33,902
                                                                      ----------      ----------
Supplemental disclosures Cash paid for interest
  and income taxes:
     Interest                                                         $       --      $      130
     Income taxes                                                     $       --      $       --

Non-cash transactions
  Stock issued for services                                           $   88,962      $       --
  Stock issued for equipment                                          $   10,681      $       --
  Notes payable issued for services                                   $   41,100
  Investments exchanged for services                                  $    5,000      $       --

See notes to consolidated financial statements.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.

Nature of Operations

Elite Logistics, Inc. (hereinafter "ELI" or the "Company") an Idaho corporation, through its wholly owned subsidiary Elite Logistics Services, Inc. ("Elite") is engaged in the design, sales and operation of asset management systems and provides the required services for the operation of these systems. The Company's products and services are marketed nationally.

Acquisition and Merger

On November 17, 1999, Elite completed an acquisition agreement and plan of merger with Summit Silver, Inc. ("SSI"). In late November 1999, SSI was renamed to Elite Logistics, Inc.

As SSI was a nonoperating public company with limited assets, the substance of the merger transaction is a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded.

Under the terms of the acquisition agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. Subsequent to the merger, Elite continued as a wholly owned subsidiary of ELI.

In connection with this transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock, which conferred the same rights and provisions as the original shares of Elite's preferred stock. The exchange of the redeemable preferred stock resulted in no significant valuation adjustment in the allocation of value in the merger. Also, the 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. For accounting purposes, Elite was deemed to be the acquirer under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 includes the accounts and results of operations of Elite. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements for a capital transaction.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements

Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. At August 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Prior to August 31, 1999, Elite elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Under those provisions, Elite does not pay federal corporate income taxes on its taxable income. Instead, the former stockholders of Elite are liable for individual federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements. Subsequent to August 31, 1999, the Company has not generated taxable income thus no provision for tax expense has been recorded for any period. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefits of its deferred tax assets.

Basic and Diluted Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 basic earnings per share are computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three months ended August 31, 2000 and August 31, 1999, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

NOTE 3 - DEBT

Capital leases

Elite has a capital lease with Linc Monex Equipment, Inc. payable monthly at $770, including interest at 18%. The remaining capital lease outstanding as of August 31, 2000 was $7,227.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - DEBT (CONTINUED)

Notes payable

Elite has unsecured notes payable with American Express in the amount of $30,010 at August 31, 2000 payable monthly at $7,171 including interest at 15.9%, of which each note payable has a maturity of six months.

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $60,321 at August 31, 2000. The notes bear an interest rate of 5% annually, are unsecured, and due in November 2000. Deferred salaries due to shareholders amount to $48,356 at August 31, 2000.

Factoring agreement

On June 21, 2000, the Company entered into an accounts receivable agreement with Silicon Valley Bank. Silicon Valley Bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through August 31, 2000, the Company has received no advances under this facility.

NOTE 4 - REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

On September 15, 1999, Elite issued 2,445 shares of $100 par value series A redeemable preferred stock ("series A preferred stock") as payment to existing stockholders for deferred compensation. These shares are preferred as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (which was 10.25% at August 31, 2000). As of August 31, 2000, cumulative dividends of $24,781 have accrued and are recorded as Accrued Preferred Dividends, but have not been declared or paid. As referred to in Note 1, as part of the acquisition of SSI, these shares were exchanged for 2,445 shares of SSI's series A preferred stock at $.01 par value.

The Corporation is required to redeem all issued and outstanding shares of series A preferred stock on September 15, 2000 at a redemption price of $100 per share. Prior to such time, the Corporation may redeem in whole or in part series A preferred stock at the option of the board of directors. Total authorized shares of series A preferred stock is 10,000,000. At August 31, 2000, no shares of series A preferred stock were redeemed. At September 15, 2000, the Company failed to redeem the outstanding shares of series A preferred stock as required and is in the process of negotiating with the series A preferred shareholders to extend the terms.

NOTE 5 - EQUITY

Common Stock

Elite Logistics Services, Inc. originally had 100 shares of no par stock issued and outstanding. In September 1999, the original 100 shares were split at 100,400 to 1 and converted to 10,040,000 shares of common stock. As a result of the stock split, the financial statements have been retroactively restated for the 10,040,000 shares of common stock as if they have always been outstanding. Also, in September 1999, Elite issued 320,000 shares of common stock to various investor groups in exchange for cash proceeds of $400,000. This issuance resulted in non-qualifying shareholders which then caused the termination of the Company's S election and resulted in Elite's conversion to a C Corporation.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EQUITY (CONTINUED)

Common Stock (continued)

During the three months ended August 31, 2000, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 36,726 shares of common stock generating cash proceeds of $38,335 (net of offering expenses of $62,661). In addition the Company issued 36,862 shares of common stock in exchange for goods and services valued at $99,643.

Warrants

On September 20, 1999, the Board of Directors approved the issuance of a warrant to Vernor Investments to purchase up to 100,000 shares of the Company's common stock at 5% below the current market value at the time of purchase, exercisable from the date of issuance until September 30, 2000. As of August 31, 2000, this warrant has not been exercised.

On November 10, 1999, the Board of Directors approved the issuance of a warrant to Forte Group LLC to purchase up to 1,115,555 shares of the Company's common stock at $1.25 per share from the date of issuance until September 30, 2002. As of August 31, 2000, this warrant has not been exercised.

During the three months ended August 31, 2000, as referred to above, the Company completed various private offerings of its common stock for cash and goods and services. In conjunction with these offerings, the Company also issued warrants to acquire an additional 56,033 shares of common stock with an exercise price ranging from $2.70 - $2.75 per share, expiring 18 months to 3 years from the date of issuance.

Additionally, during June 2000, in conjunction with the execution of the accounts receivable agreement with Silicon Valley Bank, the Company issued a warrant to purchase 10,000 of the Company's common stock at an exercise price of $2.75 per share, expiring 18 months from the date of issuance.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate is 5.5%, volatility is 30% and the expected life of the warrants is one to three years. The fair value of warrants issued during the three months ended August 31, 2000 was $41,557.

Options

In January 2000, the Company adopted the Elite Logistics, Inc. 2000 Equity Incentive Plan, under which 1,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management and other key employees and consultants of the Company. The plan also includes a provision for an annual increase in the number of shares available for issuance of 200,000 shares or 1.5% of the outstanding shares or a lessor amount determined by the Board. At the time the option is granted, the administrator shall fix the period within which the option may be exercised, fixing the exercise price at no less than 100% of the fair market value per share on the date of grant and will determine the acceptable form of consideration for exercising the option.

Effective August 7, 2000, the Company entered into a compensation agreement with an employee which provides for the granting of 30,000 options to purchase common stock of the Company in each of the next three years with the first grant commencing August 1, 2001 contingent upon continued employment. These options vest 1/3 upon the completion of one year of service following the date of grant and thereafter 1/24 vests each subsequent month of service and are exercisable at the fair market value on the date of grant.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

On September 1, 1999, the Company sold shares of common stock to non-qualifying holders for an S Corporation. Prior to August 31, 1999, Elite elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Under those provisions, Elite does not pay federal corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements.

As of September 1, 1999, Elite's S election was terminated and all undistributed losses prior to August 31, 1999 were passed to the shareholders of record on that date. No provision for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company is expected to continue to experience operating losses in the future. Total net operating losses ("NOL") generated since September 1, 1999 approximates $(2,084,910) which will begin to expire in 2019. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefits of its deferred tax assets. It is currently unknown if the carryforwards will expire unused.

At November 17, 1999, SSI had a net operating loss of approximately $1,450,000, which may be offset against future taxable income of the Company through 2013. Due to the significant change in ownership, the future utilization of this net operating loss carryforward will be substantially minimized in accordance with IRS section 382.

The Company has no significant book to tax differences in its assets and liabilities, which would give rise to deferred tax assets or liabilities other than its NOL.

NOTE 7 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(447,906) for the three months ended August 31, 2000 and continues to experience negative cash flow from operations. In the four months subsequent to the period ended August 31, 2000 management expects to raise additional capital through private placements to fund the Company's operations and will continue to do so until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which had raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

NOTE 8 - SUBSEQUENT EVENTS

On September 12, 2000 the Company issued 66,096 shares of common stock at $1.35 per share and a warrant to purchase 33,048 shares at $2.70 (exercisable through 2003) representing payment for consulting services valued at $89,230. An additional 1,000 shares of common stock with corresponding warrants (18 month expiration date) at $2.75 were issued in September 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and Notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000. Such unaudited consolidated financial statements for the quarter ended August 31, 2000, includes (i) the consolidated financial statements of Elite Logistics Inc and Elite Logistics Services, Inc for the quarter ended August 31, 2000 and,
(ii) the historical accounts of Elite Logistics Services, Inc for the quarter ended August 31, 1999. All significant inter-company balances and transactions have been eliminated. The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of Elite Logistics, Inc. for the three months ended August 31, 2000 and Elite Logistics Services, Inc. for the three months ended August 31, 1999 (herein collectively referred to as the "Company").

OVERVIEW

Elite Logistics Services, Inc. (hereinafter "Elite") is engaged in the design and operation of Internet-enabled asset management systems and provides the required services for the operation of these systems. Elite's wireless monitoring and tracking system integrates Motorola's two-way ReFLEX(TM) telemetry and Global Positioning Systems (GPS) technology, with an Internet-enabled Geographic Information System (GIS) to allow online remote tracking and control of vehicles and other assets. The Intelligent Vehicle Systems (IVS) can monitor, track, analyze, and control the movement of virtually any object, including ground vehicles, marine vessels, railway equipment and valuable objects that are in transit. The Company's products and services are marketed nationally.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception the Company has incurred significant losses, and as of August 31, 2000 it had an accumulated deficit of $2,034,381. The Company terminated its subchapter S status on September 1, 1999 and the accumulated loss through August 31, 1999 in the amount of $706,208 (generated when the company was a subchapter S corporation) was reclassified to additional paid in capital for financial reporting purposes during the year ended May 31, 2000.

The Company's predecessor auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2000. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless the Company obtains additional capital to cover its operating expenses. In order to meet its needs, the Company will have to raise cash from sources other than the sale of its products and services. To do so, the Company has been raising cash through the private placement of its securities and intends to continue to do so until such time as it will generate sufficient revenues to maintain itself as a viable entity. There is no assurance, however, that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise additional funds until it becomes a viable entity, it will have to cease operations.

BUSINESS ORGANIZATION

Elite was incorporated as an "S" Corporation on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. On September 1, 1999, the Company amended its articles of incorporation to become a regular "C" Corporation.

On November 17, 1999, Elite agreed to an exchange of its stock in a merger with Summit Silver, Inc. (hereinafter "SSI"), a non-operating, publicly traded company with limited assets. The merger transaction has been accounted for as a capital transaction comprising a re-capitalization of a non-operating public enterprise (SSI) by a private operating company (Elite). As part of the acquisition, Elite acquired limited assets from SSI.

Elite changed its year-end from December 31 to May 31, which was the year-end of SSI, with effect for the reporting period beginning June 1, 1999. SSI subsequently changed its name to Elite Logistics Inc. (hereinafter "ELI"). ELI, an Idaho Corporation, is the holding company of Elite and Elite is now a wholly owned subsidiary of ELI, which is consolidated for financial reporting purposes. For accounting purposes, Elite was deemed to be the acquirer of SSI under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 includes the accounts and results of operations of Elite. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements of this capital transaction.

RESULTS OF OPERATIONS

Revenues for the three months ending August 31, 2000 were $172,221 compared to revenues of $225,133 during the three months ended August 31, 1999. Revenues include sales of the Company's PageTrack(TM) products to distributors and the resale of SkyTel wireless telemetry services as well as miscellaneous third party hardware sales. A significant amount of management's time was devoted to efforts to secure the funding base of the company. Given the limited amount of available management resources, this adversely affected sales and operations. The company has been constrained by a lack of funding to effectively undertake the marketing activities necessary to generate sales growth.

Cost of revenues for the three months ending August 31, 2000 were $174,944 compared to cost of revenues of $189,920 during the three months ended August 31, 1999. Cost of revenues for the year ended August 31, 2000 included the manufactured cost of our PageTrack(TM) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center.

Gross loss for the three months ending August 31, 2000 was $(2,723) compared to gross profit of $35,213 during the three months ended August 31, 1999. Gross loss for the three months ended August 31, 2000 included margins on our PageTrack(TM) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. Gross profit decline reflects the increased cost of control center operations, which was not offset by a corresponding increase in revenues.

Marketing expenses for the three months ending August 31, 2000 was $120,433 compared to $30,367 during the three months ended August 31, 1999. Marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The Company does not make an allocation of our occupancy costs and other overhead. This increase was primarily due to increases in the number of marketing personnel, and advertising and promotional programs. The Company expects that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

Selling and Administrative expenses for the three months ending August 31, 2000 was $196,302 compared to $51,461 during the three months ended August 31, 1999. Selling and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of the Company's business. The Company expects that selling and administrative expenses will increase in absolute dollars as it hires additional personnel and incur additional expenses relating to the anticipated growth of its business, such as costs associated with increased infrastructure and its public company status.

Research and development expenses for the three months ending August 31, 2000 was $108,073 compared to $40,558 during the three months ended August 31, 1999. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel needed to develop new products and services and build the Company's external network and computer data center infrastructure. The Company expects that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services.

Interest expense for the three months ending August 31, 2000 was $1,102 compared to $130 during the three months ended August 31, 1999. Net interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, and short-term bank loans and capital lease obligations. This increase was primarily due to interest paid to American Express.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of its common stock by way of private placements, loans from shareholders, equipment financing, lines of credit, short-term loans and through deferred employee compensation ($244,500 of this deferred salary obligation was converted to series A redeemable preferred stock). The Company does not anticipate positive cash flow until it achieves an installed base of around 20,000 units (the current installed base is approximately 2,500 units). The Company expects to achieve this installed base target within the 2001 fiscal year, but there can be no assurance that this target will be achieved.

The Company's business plan includes building a nationwide PageTrack(TM) distribution network of dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $2,500,000 is required to fund its current business plan. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to re-orient its business plan to a slower growth scenario that would enable the Company to survive and grow at a slower pace. However failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

The Company intends to raise at least an additional $10,000,000 during the 2001 fiscal year by way of private placements and/or public offerings of its securities. The company is currently in negotiations with several strategic partners who have the capability to provide such funding. The Company is also seeking to retain an investment bank to assist in raising its capital. There can be no assurance that the company will be able to successfully raise some or all of the $10,000,000 it has targeted. If the Company is successful in raising $10,000,000 or more, it intends to use the net proceeds of the offering to repay any borrowings including the series A redeemable preferred stock in the amount of $244,500, hire additional employees, develop new products, develop e-commerce capabilities, expand marketing efforts, expand Company facilities, initiate remote sales and control centers, and for working capital and potential acquisitions.

Until such time as the Company has successfully completed such funding arrangements, it remains at risk of a sudden negative disruption to the equity markets preventing such funding from proceeding. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

The Company recently entered into an accounts receivable agreement with Silicon Valley Bank. Silicon Valley Bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through August 31, 2000, the Company has received no advances under this facility. The Company also has some lease financing agreements that amount to less than $7,300.

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

CASH FLOW FOR THREE MONTHS ENDING AUGUST 31, 2000

Net cash used in operating activities was $(102,222) for the Three months Ending August 31, 2000 compared to $(117,758) for the three months ended August 31, 1999. Net cash used for operating activities was primarily the result of a net loss before changes in assets and liabilities of $(282,925), and an increase in inventory of $63,484 offset by a decrease in accounts receivable of $138,890 and an increase in accounts payable at $90,171.

Net cash used in investing activities of $(6,843) is comprised of patent application costs and fixed asset purchases.

Net cash provided by financing activities was $78,566 and principally consisted of proceeds from the sale of the company's common stock of $39,335 and net proceeds from borrowings from shareholders of $50,321, offset by payments of notes payable of $11,090.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, ability to raise capital and amounts at capital of private or public offerings, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Elite Logistics, Inc., and its subsidiaries' business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 2.  CHANGES IN SECURITIES

            The foregoing shares were sold pursuant to Section 4(6) of the Securities Act of 1933 (the "Act"). All purchasers were accredited investors as that term is defined in Rule 501 of the Securities Act of 1933.

            SHARES OF
             COMMON
DATE         STOCK      PRICE   CONSIDERATION   SERVICES      WARRANTS       PRICE   EXPIRATION
----        ---------   -----   -------------   --------      --------       -----   ----------
6/8/00

             10,000      2.75    $27,500.00                     10,000        2.75     12/8/01

6/21/00                                                         10,000        2.75     6/21/03

6/30/00       1,500      2.75    $ 4,125.00                      1,500        2.75    12/30/01

6/27/00       3,000      2.75    $       --    $ 8,250.00        3,000        2.75    12/27/01

7/10/00       5,000      2.75    $13,750.00                      5,000        2.75     1/10/02

7/3/00       10,000      2.75    $27,500.00                     10,000        2.75      1/3/02

7/17/00       5,455      2.75    $ 4,319.91    $10,681.34        5,455        2.75     1/17/02

7/20/00       3,000      2.75    $ 8,250.00                      3,000        2.75     1/20/02

7/21/00       5,000      2.75    $13,750.00                      5,000        2.75     1/21/02

7/17/00
              6,867      4.76                  $32,712.00        6,867        2.75     1/17/02

7/21/00         655      2.75    $ 1,801.25                        655        2.75     1/21/02

8/25/00      12,000      2.75                  $33,000.00

8/20/00         500      2.00    $ 1,000.00

8/29/00      11,111      1.35                   14,999.85        5,556        2.70     8/29/03

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM

    (a)    EXHIBITS

         Exhibit      Description

         3.1 *        Articles of Incorporation
         3.2 *        Amended (No. 1) Articles of Incorporation
         3.3 *        Amended (No. 2) Articles of Incorporation
         3.4 *        Amended (No. 3) Articles of Incorporation
         3.5 *        Amended (No. 4) Articles of Incorporation
         3.6 *        Bylaws
         4.1 *        Specimen Stock Certificate
         4.2          Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Joseph D. Smith.
         4.3          Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Diana M. Smith.
         4.4          Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Richard L. Hansen.
         4.5          Management Services Agreement dated September 1, 2000 by
                      and between Elite Logistics, Inc and Thien K. Nguyen.
         4.6          Elite Logistics 2000 Equity Incentive Plan dated March 2,
                      2000
         4.7          Elite Logistics Services, Inc. 401K Plan dated May 24,
                      2000.
        11.1          Computation of Per Share Earnings
        27.1          Financial Data Schedule

         * Incorporated by reference as indicated.

    (b)    REPORTS ON FORM 8-K

             Form 8-K filed October 13, 2000 to report its change in independent public accountants effective October 9, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ELITE LOGISTICS SERVICES, INC.


                      /s/ Joseph D. Smith
                  ---------------------------
                        Joseph D. Smith,
                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                    Title                     Date
----                                    -----                     ----
/s/ Russell A. Naisbitt                  CFO                 October 14, 2000
--------------------------
    Russell A. Naisbitt

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER       DESCRIPTION
         -------      -----------
           3.1 *      Articles of Incorporation
           3.2 *      Amended (No. 1) Articles of Incorporation
           3.3 *      Amended (No. 2) Articles of Incorporation
           3.4 *      Amended (No. 3) Articles of Incorporation
           3.5 *      Amended (No. 4) Articles of Incorporation
           3.6 *      Bylaws
           4.1 *      Specimen Stock Certificate
           4.2        Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Joseph D. Smith.
           4.3        Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Diana M. Smith.
           4.4        Management Services Agreement dated September 1, 2000
                      by and between Elite Logistics, Inc and Richard L. Hansen.
           4.5        Management Services Agreement dated September 1, 2000 by
                      and between Elite Logistics, Inc and Thien K. Nguyen.
           4.6        Elite Logistics 2000 Equity Incentive Plan dated March 2,
                      2000
           4.7        Elite Logistics Services, Inc. 401K Plan dated May 24,
                      2000.
          11.1        Computation of Per Share Earnings
          27.1        Financial Data Schedule

         * Incorporated by reference as indicated.