Form 10QSB
period 2000-11-30
ELITE LOGISTICS INC
filed 2001-01-05
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 2000

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

As of December 1, 2000, the number of shares outstanding of the registrant's class of common stock was 12,938,168.

           Transitional Small Business Disclosure Format (Check one):
                                Yes [ ]  No: [X]

                                TABLE OF CONTENTS



                              ELITE LOGISTICS, INC.


                          PART I. FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets as of November 30, 2000 and May 31, 2000                          2

         Consolidated statements of operations for the three and six months ended
         November 30, 2000 and 1999                                                                    3

         Consolidated statement of stockholders' equity for the six months ended
         November 30, 2000                                                                             4

         Consolidated statements of cash flows for the six months ended
         November 30, 2000 and 1999                                                                    5

         Notes to the consolidated financial statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                                               12


                                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            17

Item 2.  Changes in Securities                                                                        17

Item 3.  Defaults Upon Senior Securities                                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                                          17

Item 5.  Other Information                                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                                             17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               November 30,       May 31,
                                                                                  2000             2000
                                                                               ------------     -----------
                                                   ASSETS

 Current Assets
   Cash                                                                        $   196,656      $    89,334
   Accounts receivable, net of an allowance for doubtful accounts of
     $10,000 at November 30, 2000                                                  243,022          249,657
   Other receivable                                                                    669            5,245
   Note receivable                                                                      --           10,000
   Investments                                                                          --           24,400
   Inventory                                                                       529,229          744,726
                                                                               -----------      -----------
         Total current assets                                                      969,576        1,123,362
                                                                               -----------      -----------

 Property and equipment
   Computer equipment                                                              128,314          116,110
   Furniture and equipment                                                          10,207           11,406
   Software                                                                        114,914           91,052
   Less: accumulated depreciation and amortization                                (126,383)        (106,563)
                                                                               -----------      -----------
         Total property and equipment, net                                         127,052          112,005

 Patents                                                                            48,507           41,498
                                                                               -----------      -----------

 Total assets                                                                  $ 1,145,135      $ 1,276,865
                                                                               -----------      -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                            $    95,513      $   599,826
   Accrued expenses                                                                210,872           95,594
   Leases payable                                                                   21,057            8,243
   Deferred salaries                                                                48,356           48,356
   Accrued preferred dividends                                                      31,810           17,752
   Shareholder loans payable                                                        48,882           10,000
   Notes payable                                                                   102,174               --
                                                                               -----------      -----------
         Total current liabilities                                                 558,664          779,771
                                                                               -----------      -----------

Redeemable preferred stock                                                         244,500          244,500
                                                                               -----------      -----------

Total liabilities                                                                  803,164        1,024,271
                                                                               -----------      -----------

Commitments and contingencies                                                           --               --

Stockholder's equity (deficit)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     12,938,168 and 12,186,139 issued and outstanding at November 30, 2000
     And May 31, 2000, respectively                                                129,382          121,862
   Warrants                                                                        496,420          230,210
   Additional paid in capital                                                    2,250,087        1,479,968
   Accumulated deficit                                                          (2,533,918)      (1,579,446)
                                                                               -----------      -----------
         Total stockholders' equity                                                341,971          252,594
                                                                               -----------      -----------

Total liabilities and stockholders' equity                                     $ 1,145,135      $ 1,276,865
                                                                               -----------      -----------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended                   Six Months Ended
                                                          November 30,                        November 30,
                                                 ------------------------------      ------------------------------
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
 Revenues                                        $    499,413      $     22,890      $    671,634      $    248,023
 Cost of revenues                                     401,694            21,589           576,638           211,509
                                                 ------------      ------------      ------------      ------------
         Gross profit                                  97,719             1,301            94,996            36,514

Expenses
   Marketing                                          126,601            45,498           247,033            75,865
   Administrative expenses                            344,247           385,539           540,152           437,000
   Research and development                           117,610            57,119           225,683            97,677
                                                 ------------      ------------      ------------      ------------
         Total expenses                               588,458           488,156         1,012,868           610,542
                                                 ------------      ------------      ------------      ------------

         Operating loss                              (490,739)         (486,855)         (917,872)         (574,028)
                                                 ------------      ------------      ------------      ------------

 Other income (expense)
   Loss on sale of equipment                               --                --              (608)               --
   Loss on exchange of investments                         --                --           (19,400)               --
   Interest income                                        180                --               914                --
   Interest expense                                    (1,949)           (1,760)           (3,448)           (1,890)
                                                 ------------      ------------      ------------      ------------
         Total other income (expense)                  (1,769)           (1,760)          (22,542)           (1,890)
                                                 ------------      ------------      ------------      ------------

         Loss before income taxes                    (492,508)         (488,615)         (940,414)         (575,918)

 Income taxes                                              --                --                --                --
                                                 ------------      ------------      ------------      ------------

 Net loss                                        $   (492,508)     $   (488,615)     $   (940,414)     $   (575,918)
                                                 ------------      ------------      ------------      ------------

   Basic and diluted loss per common share       $      (0.04)     $      (0.05)     $      (0.08)     $      (0.06)

   Basic and diluted weighted average number
     of common stock shares outstanding            12,637,533        10,251,462        12,428,043        10,145,153


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                            Common Stock
                                    ---------------------------                     Additional                          Total
                                     Number of                                        Paid-in       Accumulated     Stockholders'
                                      Shares          Amounts        Warrants         Capital         Deficit           Equity
                                    -----------     -----------     -----------     -----------     -----------     -------------
Balance at May 31, 2000              12,186,139     $   121,862     $   230,210     $ 1,479,968     $(1,579,446)     $   252,594

Issuance of 751,529 shares of
   common stock and 391,636
   warrants, net of expenses of
   $80,267                              751,529           7,515         266,210         769,124              --        1,042,849

Exercise of options                         500               5              --             995              --            1,000

Preferred cumulative
   dividends                                 --              --              --              --         (14,058)         (14,058)

Net loss                                     --              --              --              --        (940,414)        (940,414)
                                    -----------     -----------     -----------     -----------     -----------      -----------

Balance at November 30, 2000         12,938,168     $   129,382     $   496,420     $ 2,250,087     $(2,533,918)     $   341,971
                                    -----------     -----------     -----------     -----------     -----------      -----------

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Six Months Ended
                                                            November 30,
                                                      ------------------------
                                                         2000           1999
                                                      ---------      ---------
Cash flows from operating activities:
  Net loss                                            $(940,414)     $(575,918)
  Adjustments to reconcile net loss
  to net cash used by operating activities
    Depreciation                                         19,820         33,132
    Loss on sale of equipment                               608             --
    Loss on exchange of investments                      19,400             --
    Preferred stock issued for compensation                  --        244,500
    Common stock issued for services                    197,732         50,000
    Investments exchanged for services                    5,000             --
    Notes payable issued for services                    62,538             --
  Changes in assets and liabilities
    Accounts receivable                                  11,211        (89,971)
    Inventory                                           215,497       (180,187)
    Accounts payable                                   (504,313)       110,817
    Accrued liabilities                                 115,278         41,899
    Accrued salaries                                         --         56,255
                                                      ---------      ---------

        Net cash used in operating activities          (797,643)      (309,473)
                                                      ---------      ---------

Cash flows from investing activities:
  Purchase of property, equipment, and software          (9,955)       (14,282)
  Proceeds from sale of property and equipment              591             --
  Payments on leased equipment                           (2,616)        (1,481)
  Patent costs                                           (7,009)       (21,750)
  Proceeds from note receivable                          10,000             --
                                                      ---------      ---------

        Net cash used in investing activities            (8,989)       (37,513)
                                                      ---------      ---------

Cash flows from financing activities:
  Issuance of common stock, net of related costs        834,436        414,100
  Exercise of common stock options                        1,000             --
  Proceeds from notes payable                           140,872        226,000
  Payments on notes payable                            (101,236)      (165,550)
  Payments on shareholder notes payable                 (12,118)       (30,000)
  Proceeds from shareholder notes payable                51,000          6,000
                                                      ---------      ---------

        Net cash provided by financing activities       913,954        450,550
                                                      ---------      ---------

        Net increase in cash                            107,322        103,564

Cash, beginning of period                                89,334         34,264
                                                      ---------      ---------

Cash, end of period                                   $ 196,656      $ 137,828
                                                      ---------      ---------

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Nature of Operations

Elite Logistics, Inc. (hereinafter "ELI" or the "Company") an Idaho corporation, through its wholly owned subsidiary Elite Logistics Services, Inc. ("Elite") is engaged in the design, sales and operation of asset location and management systems and provides the required services for the operation of these systems. The Company's products and services are marketed nationally and in certain international markets.

Acquisition and Merger

On November 17, 1999, Elite completed an acquisition agreement and plan of merger with Summit Silver, Inc. ("SSI"). In late November 1999, SSI was renamed to Elite Logistics, Inc.

As SSI was a non-operating public company with limited assets, the substance of the merger transaction is a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded.

Under the terms of the acquisition agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. In connection with this transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock, which conferred the same rights and provisions as the original shares of Elite's preferred stock. The exchange of the redeemable preferred stock resulted in no significant valuation adjustment in the allocation of value in the merger. Also, 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

Subsequent to the merger, Elite continued as a wholly owned subsidiary of ELI.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. For accounting purposes, Elite was deemed to be the acquirer under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 include the accounts and results of operations of Elite. The financial statements and footnotes for all periods presented have been retroactively restated to comply with the reporting requirements for a capital transaction.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. At November 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Prior to August 31, 1999, Elite elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Under those provisions, Elite does not pay federal corporate income taxes on its taxable income. Instead, the former stockholders of Elite are liable for individual federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements. Subsequent to August 31, 1999, the Company has not generated taxable income thus no provision for tax expense has been recorded for any period. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefit of its deferred tax asset.

Basic and Diluted Loss Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three and six month periods ended November 30, 2000 and 1999, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

NOTE 3 - DEBT

Capital leases

Elite has capital leases with various leasing companies. payable monthly at $1,610, including interest at rates ranging from 18% to 23%. Capital leases outstanding as of November 30, 2000 were $21,057.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - DEBT (CONTINUED)

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $48,882 at November 30, 2000. The notes bear an interest rate of 5% annually, are unsecured, and were due in November 2000. The Company is currently in the process of negotiating with the shareholders to extend the maturity date of these loans into fiscal year 2001 under similar terms. Deferred salaries due to shareholders amount to $48,356 at November 30, 2000.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $27,694 at November 30, 2000 payable monthly at $10,703 including interest at 15.9%, of which each note payable has a maturity of six months.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with Silicon Valley Bank. Silicon Valley Bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through November 30, 2000, the Company has received advances totaling $140,872 under this factoring agreement with an outstanding balance due the factoring agreement of $74,480 at November 30, 2000. This amount is recorded within notes payable at November 30, 2000.

NOTE 4 - REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

On September 15, 1999, Elite issued 2,445 shares of series A redeemable preferred stock ("series A preferred stock") with $100 par value as payment to existing stockholders for deferred compensation. As part of the acquisition of SSI, these shares were exchanged for 2,445 shares of SSI's series A preferred stock at $.01 par value (refer to Note 1). Total authorized shares of preferred stock is 10,000,000.

These shares are preferred as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (which was 11.50% at November 30, 2000). As of November 30, 2000, cumulative dividends of $31,810 have accrued and are recorded as Accrued Preferred Dividends, but have not been declared or paid.

The Corporation was required to redeem all issued and outstanding shares of series A preferred stock on September 15, 2000 at a redemption price of $100 per share. At September 15, 2000, the Company failed to redeem the outstanding shares of series A preferred stock as required, and subsequently negotiated with the series A preferred stockholders to extend the term to March 15, 2001. Prior to such time, the Corporation may redeem in whole or in part series A preferred stock at the option of the board of directors. At November 30, 2000, no shares of series A preferred stock were redeemed.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - EQUITY

Common Stock

Elite Logistics Services, Inc. originally had 100 shares of no par stock issued and outstanding. In September 1999, the original 100 shares were split at 100,400 to 1 and converted to 10,040,000 shares of common stock. As a result of the stock split, the financial statements have been retroactively restated for the 10,040,000 shares of common stock as if they have always been outstanding. Also, in September 1999, the Company issued 320,000 shares of common stock to various investor groups in exchange for cash proceeds of $400,000. This issuance resulted in non-qualifying shareholders which then caused the termination of the Company's subchapter S election and resulted in the Company's conversion to a C Corporation.

During the six months ended November 30, 2000, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 633,660 shares of common stock generating cash proceeds of $834,436 (net of offering expenses of $80,267). In addition, the Company issued 113,549 shares of common stock in exchange for goods and services that had a total value of $197,732 and 4,320 shares of commons stock in exchange for equipment that had a total value of $10,618.

Warrants

On September 20, 1999, the Board of Directors approved the issuance of a warrant, exercisable from the date of issuance until September 30, 2000, to Vernor Investments to purchase up to 100,000 shares of the Company's common stock at 5% below the current market value at the time of exercise. This warrant was not exercised and is now expired.

On November 10, 1999, the Board of Directors approved the issuance of a warrant to Forte Group LLC to purchase up to 1,115,555 shares of the Company's common stock at $1.25 per share from the date of issuance until September 30, 2002. As of November 30, 2000, this warrant has not been exercised.

During the six months ended November 30, 2000, as referred to above, the Company completed various private offerings of its common stock for cash and goods and services. In conjunction with these offerings, the Company also issued warrants to acquire an additional 391,636 shares of common stock with an exercise price ranging from $2.70 - $2.75 per share, expiring 18 months to three years from the date of issuance.

Additionally, on June 21, 2000, in conjunction with the execution of the factoring agreement with Silicon Valley Bank, the Company issued a warrant to purchase 10,000 of the Company's common stock at an exercise price of $2.75 per share, expiring on June 21, 2003.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate is 5.5%, volatility is .5% and the expected life of the warrants is one to three years. The fair value of warrants issued during the six months ended November 30, 2000 was estimated to be $266,210.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - EQUITY (CONTINUED)

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

During the six months ended November 30, 2000, the Company has entered into compensation agreements with various employees that provides for the granting of options to purchase common stock of the Company over a three year period with the first grant commencing on or about the anniversary of the date of their compensation agreement contingent upon continued employment. These options vest 1/3 upon the completion of one year of service following the date of grant and thereafter 1/24 vests each subsequent month of service and are exercisable at the fair market value on the date of grant. Options covered by such agreements totaled 645,000 at November 30, 2000 with exercise prices for the first year's grant ranging from $4.00 - $5.00.

NOTE 6 - NON-CASH TRANSACTIONS

For cash flow purposes various non-cash transactions have been entered into by the Company during the six month periods ended November 30, 2000 and 1999. These non-cash items are as follows:

                                                 Six Months Ended
                                                    November 30,
                                               ---------------------
                                                 2000         1999
                                               --------     --------
Supplemental disclosures:
   Cash paid for interest                      $  3,448     $  5,383

Non cash transactions:
   Common stock issued for services            $197,732     $ 50,000
   Common stock issued for equipment           $ 10,618     $     --
   Preferred stock issued for compensation     $     --     $244,500
   Warrants issued for consulting fees         $     --     $229,995
   Notes payable issued for services           $ 62,538     $     --
   Lease payable issued for equipment          $ 15,430     $     --
   Investments exchanged for services          $  5,000     $     --

NOTE 7 - INCOME TAXES

Prior to August 31, 1999, Elite elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. Under those provisions, Elite does not pay federal corporate income taxes on its taxable income. Instead, the stockholders are liable for individual federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements. On September 1, 1999, the Company sold shares of common stock to non-qualifying holders for an S Corporation. Accordingly, as of September 1, 1999, Elite's S election was terminated and all undistributed losses prior to August 31, 1999 were passed to the shareholders of record on that date.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (CONTINUED)

No provision for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company is expected to continue to experience operating losses in the future. Total net operating losses ("NOL") generated since September 1, 1999 approximates $(2,533,918), which will begin to expire in 2019. It is currently unknown if the carryforwards will expire unused. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefits of its deferred tax assets.

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

NOTE 8 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(940,414) for the six months ended November 30, 2000 and continues to experience negative cash flow from operations. In the four months subsequent to the period ended November 30, 2000 management expects to raise additional capital through private placements to fund the Company's operations, and will continue to do so until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which had raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10KSB for the year ended May 31, 2000. Such unaudited consolidated financial statements for the three and six month periods ended November 30, 2000, include (i) the consolidated financial statements of Elite Logistics, Inc. and Elite Logistics Services, Inc. for the three and six month periods ended November 30, 2000 and, (ii) the historical accounts of Elite Logistics Services, Inc. for the three and six month periods ended November 30, 1999 and the historical accounts of Summit Silver, Inc. for the period November 17, 1999 to November 30, 1999. All significant inter-company balances and transactions have been eliminated. The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of Elite Logistics, Inc. for the three and six month periods ended November 30, 2000 and Elite Logistics Services, Inc. for the three months and six month periods ended November 30, 1999 together with the historical accounts of Summit Silver, Inc. for the period November 17, 1999 to November 30, 1999 (herein collectively referred to as the ("Company").

OVERVIEW

Elite Logistics Services, Inc. (hereinafter "Elite") is engaged in the design and operation of Internet-enabled asset location and management systems and provides the required services for the operation of these systems. Elite's wireless monitoring and tracking system integrates Motorola's two-way ReFLEX(TM) telemetry and Global Positioning Systems (GPS) technology, with an Internet-enabled Geographic Information System (GIS) to allow online remote tracking and control of vehicles and other assets. The Intelligent Vehicle Systems (IVS) can monitor, track, analyze, and control the movement of virtually any object, including ground vehicles, marine vessels, railway equipment and valuable objects that are in transit. The Company's products and services are marketed nationally and in certain international markets.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception the Company has incurred significant losses, and as of November 30, 2000 it had an accumulated deficit of $2,533,918. The Company terminated its subchapter S status on September 1, 1999 and the accumulated loss through August 31, 1999 in the amount of $706,208 (generated when the company was a subchapter S corporation) was reclassified to additional paid in capital for financial reporting purposes during the year ended May 31, 2000.

The Company's predecessor auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2000. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless the Company obtains additional capital to cover its operating expenses. In order to meet its needs, the Company will have to continue to raise cash from sources other than the sale of its products and services. To do so, the Company has been raising cash through the private placement of its securities and intends to continue to do so until such time as it will generate sufficient revenues to maintain itself as a viable entity. There is no assurance, however, that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise additional funds until it becomes a viable entity, it will have to cease operations.

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

Elite changed its fiscal year-end from December 31 to May 31, which was the year-end of SSI, with effect for the reporting period beginning June 1, 1999. SSI subsequently changed its name to Elite Logistics Inc. (hereinafter "ELI"). ELI, an Idaho Corporation, is the holding company of Elite and Elite is now a wholly owned subsidiary of ELI, which is consolidated for financial reporting purposes. For accounting purposes, Elite was deemed to be the acquirer of SSI under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 includes the accounts and results of operations of Elite. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements of this capital transaction.

RESULTS OF OPERATIONS

Revenues for the three months and six months ending November 30, 2000 were $499,413 and $671,634 compared to revenues of $22,890 and $248,023 during the three months and six months ended November 30, 1999. Revenues include sales of the Company's PageTrack(TM) hardware to distributors, monitoring and control service contracts and miscellaneous third party hardware sales.

A significant amount of management's available time during the quarter was devoted to efforts to secure additional funding for the company. Given the limited amount of available management resources, this adversely affected sales and operations. The Company has been constrained by a lack of funding to effectively undertake the marketing activities necessary to generate sales growth. The company anticipates that management will continue to be required to devote significant resources to raising capital.

Cost of revenues for the three months and six months ending November 30, 2000 were $401,694 and $576,638 compared to cost of revenues of $21,589 and $211,509 during the three months and six months ended November 30, 1999. Cost of revenues included the manufactured cost of our PageTrack(TM) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center. The increase in cost of revenues was attributed to the number of units sold and related service costs.

Gross profit for the three months and six months ending November 30, 2000 was $97,719 and $94,996 compared to gross profit of $1,301 and $36,514 during the three months and six months ended November 30, 1999. Gross profit for the three months ended November 30, 2000 included margins on our PageTrack(TM) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. The cost of the Control Center operations will decrease as the number of units activated increases.

Marketing expenses for the three months and six months ending November 30, 2000 was $126,601 and $247,033 compared to $45,498 and $75,865 during the three months and six months ended November 30, 1999. Marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The Company does not make an allocation of its occupancy costs and other overhead. This increase was primarily due to increases in the number of marketing personnel, and advertising and promotional programs. The Company expects that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

Administrative expenses for the three months and six months ending November 30, 2000 were $344,247 and $540,152 compared to $385,539 and $437,000 during the three months and six months ended November 30, 1999. Selling and administrative expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of the Company's business. The Company expects that selling and administrative expenses will increase in absolute dollars as it hires additional personnel and incurs additional expenses relating to the anticipated growth of its business, such as costs associated with increased infrastructure, and its public company status.

Research and development expenses for the three months and six months ending November 30, 2000 were $117,610 and $225,683 compared to $57,119 and $97,677 during the three months and six months ended November 30, 1999. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel needed to develop new hardware and software products subject to funding. The Company expects that research and development expenses will increase in absolute dollars in future periods due to expanded investments in the development of enhanced and new products and online services to meet a variety of market opportunities.

Other income and (expense) for the three months and six months ending November 30, 2000 was $(1,769) and $(22,542) compared to $(1,760) and $(1,890) during the three months and six months ended November 30, 1999. The majority of the increase during the six months ended November 30, 2000 was due to an exchange of certain marketable securities held by the Company for goods and services resulting in a net loss of $19,400 based on the fair market value of marketable securities on the date of the exchange. Net interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, short-term bank loans, a factoring agreement and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement of its common stock , loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation ($244,500 of this deferred salary obligation was converted to series A redeemable preferred stock). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 20,000 units (the current installed base is approximately 2,500 units). The Company expects to achieve this installed base target within the 2002 fiscal year, but there can be no assurance that this target will be achieved.

The Company's business plan includes building a nationwide PageTrack(TM) distribution network of dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $2,500,000 is required to fund its current business plan. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to re-orient its business plan to a slower growth scenario that would enable the Company to survive and grow at a slower pace. However, failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

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

The Company entered into a factoring agreement with Silicon Valley Bank in June 2000. Silicon Valley Bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through November 30, 2000, the Company has received advances totaling $140,872 under this factoring agreement with an outstanding balance due the factor of $74,480 at November 30, 2000. This amount is recorded within notes payable at November 30, 2000.


The Company also has some fixed asset lease financing agreements that amount to $21,057. The Company outsources its manufacturing to third parties therefore, will not be required to invest in manufacturing plant and equipment.

The Company has no material commitments for capital expenditures, but anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company anticipates that it will add web based servers and telecommunications equipment to service increases in the customer base. As the number of personnel increases, the company foresees that it will add computer hardware resources and expand its primary office facility during the next twelve months. The company will need to fund higher inventory levels to support the anticipated growth in sales. The Company may also use cash to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources.

CASH FLOW FOR SIX MONTHS ENDING NOVEMBER 30, 2000

Net cash used in operating activities was $(797,643) for the six months ending November 30, 2000. Net cash used for operating activities was primarily the result of a net loss before changes in assets and liabilities of $(940,414), further decreased by a significant reduction in accounts payable and accrued liabilities of $(389,035) offset by a decrease in inventory of $215,497, a decrease in accounts receivable of $11,211, depreciation and loss on disposal of assets of $39,828 and stock, other assets and notes payable exchanged for goods and services of $265,270.

Net cash used in investing activities of $8,989 comprised patent application costs and fixed asset purchases offset by collections on a note receivable of $10,000.

Net cash provided by financing activities was $913,954 and principally consisted of proceeds from the private placement of the company's common stock of $835,436 and net proceeds from borrowings from shareholders of $38,882 and net proceeds from borrowings under the factoring agreement of $74,480, offset by repayments of notes payable of $34,844.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, projected break even points, ability to raise capital through private or public offerings, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Elite Logistics, Inc., and its subsidiaries' business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results we anticipate will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  None

ITEM 2. CHANGES IN SECURITIES

                  The following shares were sold pursuant to Section 4(6) of the Securities Act of 1933 (the "Act"). All purchasers were accredited investors as that term is defined in Rule 501 of the Securities Act of 1933.

       The foregoing shares were sold pursuant to Section 4(6) of the Securities Act of 1933 (the "Act"). All purchasers were accredited investors as that term is defined in Rule 501 of the Securities Act of 1933.

             Shares of
              Common
  Date         Stock           Price    Consideration      Services         Warrants           Price       Expiration
--------     ---------         -----    -------------      ---------        --------           -----       ----------
 9/13/00         1,000          2.75     $  2,750.00              --           1,000            2.75         3/13/02
 9/21/00        66,096          1.35       89,229.60              --          33,048            2.70         9/21/03
 9/25/00         5,000          2.75       13,750.00              --           5,000            2.75         3/25/02
10/03/00         1,000          2.75        2,750.00              --           1,000            2.75         4/03/02
10/11/00         9,900          1.35              --       13,394.61           4,950            2.70        10/11/03
10/11/00         4,575          1.35              --        6,176.00           2,288              --        10/13/03
10/11/00        20,000          1.35       27,000.00              --              --              --              --
10/13/00       444,445          1.35      580,000.75       20,000.00         222,223            2.70        10/13/03
10/13/00       111,111          1.35      149,999.85              --          55,556            2.70        10/13/03
10/13/00        14,814          1.35       19,999.00              --           7,408            2.70        10/13/03

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS

                  See the Index to Exhibits

     (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

                  ELITE LOGISTICS SERVICES, INC.

Name                                        Title                     Date
----                                        -----                     ----
/s/ Joseph D. Smith                          CEO                January 5, 2000
-------------------------------------
Joseph D. Smith,


/s/ Russell A. Naisbitt                      CFO                January 5, 2000
-------------------------------------
    Russell A. Naisbitt

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
3.1         Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10SB12G as filed on March 7, 2000).

3.2 Amended (No. 1) Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Form 10SB12G as filed on March 7,
            2000).

3.3 Amended (No. 2) Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Registrant's Form 10SB12G as filed on March 7,
            2000).

3.4 Amended (No. 3) Articles of Incorporation (incorporated by reference to Exhibit 3.4 of Registrant's Form 10SB12G as filed on March 7,
            2000).

3.5 Amended (No. 4) Articles of Incorporation (incorporated by reference to Exhibit 3.5 of Registrant's Form 10SB12G as filed on March 7,
            2000).

3.6         Bylaws (incorporated by reference to Exhibit 3.6 of Registrant's
            Form 10SB12G as filed on March 7, 2000).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Form 10SB12G as filed on March 7, 2000).

4.2         Management Services Agreement dated September 1, 2000 by and between
            Elite Logistics, Inc and Joseph D. Smith (incorporated by reference to Exhibit 4.2 of Registrant's Form 10QSB as filed on October 16,
            2000).

4.3         Management Services Agreement dated September 1, 2000 by and between
            Elite Logistics, Inc and Diana M. Smith (incorporated by reference to Exhibit 4.3 of Registrant's Form 10QSB as filed on October 16,
            2000).

4.4         Management Services Agreement dated September 1, 2000 by and between
            Elite Logistics, Inc and Richard L. Hansen (incorporated by reference to Exhibit 4.4 of Registrant's Form 10QSB as filed on October 16, 2000).

4.5         Management Services Agreement dated September 1, 2000 by and between
            Elite Logistics, Inc and Thien K. Nguyen (incorporated by reference to Exhibit 4.5 of Registrant's Form 10QSB as filed on October 16,
            2000).

4.6         Elite Logistics 2000 Equity Incentive Plan dated March 2, 2000
            (incorporated by reference to Exhibit 4.6 of Registrant's Form 10QSB as filed on October 16, 2000).

4.7         Elite Logistics Services, Inc. 401K Plan dated May 24, 2000
            (incorporated by reference to Exhibit 4.7 of Registrant's Form 10QSB as filed on October 16, 2000).

4.8*        Common Stock Purchase Agreement - Koyah

4.9*        Investor Rights Agreement - Koyah

4.10*       Warrant Agreement - Koyah

10.1        Acquisition Agreement (incorporated by reference to Exhibit 10.1 of
            Registrant's Form 10SB12G as filed on March 7, 2000).

10.2 Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit 10.2 of Registrant's Form 10SB12G/A1 as filed on June 15, 2000.

10.3 Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit 10.3 of Registrant's Form 10SB12G/A1 as filed on June 15, 2000).

10.4        Distribution Agreement (incorporated by reference to Exhibit 10.4 of
            Registrant's Form 10SB12G/A2 as filed on July 11, 2000).

11.1*       Computation of Per Share Earnings

99.1        Office Lease (incorporated by reference to Exhibit 99.1 of
            Registrant's Form 10SB12G as filed on March 7, 2000).

99.2        Agreement between the Company and Vollmer Public Relations
            (incorporated by reference to Exhibit 99.2 of Registrant's Form
            10SB12G/A1 as filed on June 15, 2000.

* Filed Herewith