Form 10QSB
period 2001-02-28
ELITE LOGISTICS INC
filed 2001-04-11
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ----------------

                        Commission File Number 000-29825

                              ELITE LOGISTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Idaho                                 91-0843203
          (State of Incorporation)          (I.R.S. Employer Identification No.)


            1201 North Avenue H, Freeport, Texas             77541
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

As of March 1, 2001, the number of shares outstanding of the registrant's class of common stock was 13,011,258 after deducting 10,000 shares of treasury stock.

           Transitional Small Business Disclosure Format (Check one):
                                 Yes[ ] No: [X]

                                TABLE OF CONTENTS


                              ELITE LOGISTICS, INC.


                          PART I. FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of February 28, 2001 and May 31, 2000                  2

         Consolidated Statements of Operations for the Three and Nine Months ended
         February 28, 2001 and February 29, 2000                                               3

         Consolidated Statement of Stockholders' Equity for the Nine months ended
         February 28, 2001                                                                     4

         Consolidated Statements of Cash Flows for the Nine Months ended
         February 28, 2001 and February 29, 2000                                               5

         Notes to the Consolidated Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                                       12


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    18

Item 2.  Changes in Securities                                                                18

Item 3.  Defaults Upon Senior Securities                                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                                  18

Item 5.  Other Information                                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                                     18

Signatures                                                                                    19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                February 28,          May 31,
                                                                                   2001                2000
                                                                                ------------       ------------
                                     ASSETS
 Current Assets
   Cash                                                                         $     61,792       $     89,334
   Accounts receivable, net of an allowance for doubtful accounts of
     $20,000 at February 28, 2001                                                    358,377            249,657
   Inventory                                                                         239,357            744,726
   Other receivable                                                                      284              5,245
   Note receivable                                                                        --             10,000
   Investments                                                                            --             24,400
                                                                                ------------       ------------
         Total current assets                                                        659,810          1,123,362
                                                                                ------------       ------------

 Property and equipment
   Computer equipment                                                                141,540            116,110
   Furniture and equipment                                                            11,031             11,406
   Software                                                                          118,210             91,052
   Less: accumulated depreciation and amortization                                  (136,292)          (106,563)
                                                                                ------------       ------------
         Total property and equipment, net                                           134,489            112,005

 Patents                                                                              61,707             41,498
                                                                                ------------       ------------
 Total assets                                                                   $    856,006       $  1,276,865
                                                                                ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                             $    229,484       $    599,826
   Accrued expenses                                                                  146,504             95,594
   Leases payable                                                                     27,189              8,243
   Deferred salaries                                                                  48,356             48,356
   Accrued preferred dividends                                                        38,228             17,752
   Shareholder loans payable                                                          51,848             10,000
   Notes payable                                                                      30,272                 --
                                                                                ------------       ------------
         Total current liabilities                                                   571,881            779,771
                                                                                ------------       ------------
Redeemable preferred stock                                                           244,500            244,500
                                                                                ------------       ------------
Total liabilities                                                                    816,381          1,024,271
                                                                                ------------       ------------

Commitments and contingencies                                                             --                 --

Stockholders' equity (deficit)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     13,021,258 and 12,186,139 issued and outstanding at February 28, 2001
     and May 31, 2000, respectively                                                  130,213            121,862
   Warrants                                                                          528,882            230,210
   Additional paid in capital                                                      2,419,163          1,479,968
   Accumulated deficit                                                            (3,018,633)        (1,579,446)
   Treasury stock, 10,000 shares, at cost                                            (20,000)                --
                                                                                ------------       ------------
         Total stockholders' equity                                                   39,625            252,594
                                                                                ------------       ------------
Total liabilities and stockholders' equity                                      $    856,006       $  1,276,865
                                                                                ------------       ------------



See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                       Nine Months Ended
                                                  ---------------------------------       ---------------------------------
                                                   February 28,        February 29,        February 28,        February 29,
                                                      2001                 2000               2001                2000
                                                  -------------       -------------       -------------       -------------
 Revenues                                         $     872,565       $      23,753       $   1,544,107       $     271,776
 Cost of revenues                                       668,766              69,606           1,245,404             281,115
                                                  -------------       -------------       -------------       -------------
         Gross profit                                   203,799             (45,853)            298,703              (9,339)

Expenses
   Sales and marketing                                  153,198              61,114             400,230             136,979
   General and administrative                           403,082             210,685             943,242             647,685
   Research and development                             123,849              84,687             349,532             182,364
                                                  -------------       -------------       -------------       -------------
         Total expenses                                 680,129             356,486           1,693,004             967,028
                                                  -------------       -------------       -------------       -------------
         Operating loss                                (476,330)           (402,339)         (1,394,301)           (976,367)
                                                  -------------       -------------       -------------       -------------
 Other income (expense)
   Loss on sale of equipment                                 --                  --                (608)                 --
   Loss on exchange of investments                           --                  --             (19,400)                 --
   Interest income                                          789               2,310               1,703               2,310
   Interest expense                                      (2,657)             (1,425)             (6,105)             (3,315)
                                                  -------------       -------------       -------------       -------------
   Total other income (expense)                          (1,868)                885             (24,410)             (1,005)

         Loss before income taxes                      (478,198)           (401,454)         (1,418,711)           (977,372)

 Income taxes                                                --                  --                  --                  --
                                                  -------------       -------------       -------------       -------------
 Net loss                                         $    (478,198)      $    (401,454)      $  (1,418,711)      $    (977,372)
                                                  -------------       -------------       -------------       -------------
   Basic and diluted loss per common share        $       (0.04)      $       (0.04)      $       (0.11)      $       (0.10)

   Basic and diluted weighted average number
     of common stock shares outstanding              12,967,287          10,514,283          12,604,090          10,215,912



See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                           Common Stock
                                 -------------------------                  Additional                                 Total
                                  Number of                                  Paid in     Accumulated     Treasury   Stockholders'
                                   Shares        Amounts       Warrants      Capital       Deficit        Stock        Equity
                                 -----------   -----------   -----------   -----------   -----------   -----------  -------------
Balance at May 31, 2000           12,186,139   $   121,862   $   230,210   $ 1,479,968   $(1,579,446)  $        --    $   252,594

Issuance of 833,819 shares of
   Common stock and 591,641
   Warrants, net of expenses
   of $ 26,434                       833,819         8,338       298,672       936,608            --            --      1,243,618

Exercise of options                    1,300            13            --         2,587            --            --          2,600

Purchase of treasury stock,
   10,000 shares, at cost                 --            --            --            --            --       (20,000)       (20,000)

Preferred cumulative
   Dividends                              --            --            --            --       (20,476)           --        (20,476)

Net loss                                  --            --            --            --    (1,418,711)           --     (1,418,711)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at February 28, 2001      13,021,258   $   130,213   $   528,882   $ 2,419,163   $(3,018,633)  $   (20,000)   $    39,625
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                       ------------------------------
                                                       February 28,      February 29,
                                                           2001              2000
                                                       ------------      ------------
Cash flows from operating activities:
  Net loss                                             $(1,418,711)      $  (977,372)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                          29,729            19,263
      Loss on sale of equipment                                608                --
      Loss on exchange of investments                       19,400                --
      Common stock issued for services                     362,125           108,364
      Warrants issued for consulting services                   --           229,995
      Investments exchanged for services                     5,000                --
      Notes payable issued for services                     92,548                --
  Changes in assets and liabilities
    Accounts receivable                                   (103,759)          (19,500)
    Inventory                                              505,369          (309,313)
    Accounts payable                                      (370,342)           82,575
    Accrued liabilities                                     50,910            42,378
    Accrued salaries                                            --            42,103
                                                       -----------       -----------
        Net cash used in operating activities             (827,123)         (781,507)
                                                       -----------       -----------
Cash flows from investing activities:
  Purchase of property, equipment, and software            (17,120)          (15,232)
  Proceeds from sale of property and equipment                 591                --
  Purchase of investment                                        --           (24,400)
  Patent costs                                             (20,209)          (22,768)
  Proceeds from note receivable                             10,000                --
                                                       -----------       -----------
        Net cash used in investing activities              (26,738)          (62,400)
                                                       -----------       -----------
Cash flows from financing activities:
  Proceeds from notes payable                              140,872                --
  Payments on notes payable                               (203,148)               --
  Payments on shareholder notes payable                    (12,118)          (38,100)
  Proceeds from shareholder notes payable                   53,966            35,000
  Payments on leased equipment                              (6,665)           (6,819)
  Net cash acquired in recapitalization                         --             4,489
  Issuance of common stock, net of expenses                870,812         1,265,342
  Exercise of common stock options                           2,600                --
  Purchase of treasury stock                               (20,000)               --
                                                       -----------       -----------
        Net cash provided by financing activities          826,319         1,259,912
                                                       -----------       -----------
        Net increase (decrease) in cash                    (27,542)          416,005

Cash, beginning of period                                   89,334            34,264
                                                       -----------       -----------
Cash, end of period                                    $    61,792       $   450,269
                                                       -----------       -----------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000 filed with the Securities and Exchange Commission on September 22, 2000.

Nature of Operations

Elite Logistics, Inc. (hereinafter "ELI" or the "Company"), an Idaho corporation, through its wholly owned subsidiary, Elite Logistics Services, Inc. ("Elite"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and Information Technology in the automotive industry. Elite designs and sells, primarily through a dealer/distributor channel, the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems
(GPS) receiver, links a vehicle, or other asset, to Elite's Internet servers via ReFLEX(TM) two-way wireless telemetry networks. Elite is also a telematics services provider (TSP) providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. The Company's products and services are marketed nationally and in certain international markets.

Acquisition and Merger

On November 17, 1999, Elite completed an acquisition agreement and plan of merger with Summit Silver, Inc. ("SSI"). In late November 1999, SSI was renamed to Elite Logistics, Inc.

SSI was a non-operating shell company with limited assets. Consequently, the substance of the merger transaction is a capital transaction rather than a business combination. The transaction is equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded.

Under the terms of the acquisition agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. In connection with this transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock. The exchange of the redeemable preferred stock resulted in no significant valuation adjustment in the allocation of value in the merger. Also, 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. At February 28, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Prior to August 31, 1999, Elite elected to be taxed under Subchapter S of the Internal Revenue Code. Under those provisions, Elite did not pay Federal corporate income taxes on its taxable income. Instead, the former stockholders of Elite were liable for individual Federal income taxes on their respective shares of corporate income. Accordingly, no provision has been made for Federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements. Subsequent to August 31, 1999, the Company has not generated taxable income, thus no provision for tax expense has been recorded for any period. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefit of its deferred tax asset.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three and nine month periods ended February 28, 2001 and February 29, 2000, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - DEBT

Capital leases

Elite has capital leases with various leasing companies payable monthly at $1,692, including interest at rates ranging from 18% to 25%. Capital leases outstanding as of February 28, 2001 were $27,189.

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $51,848 at February 28, 2001. The notes bear an interest rate of 5% annually, are unsecured, and were due in November 2000. The Company negotiated with the shareholders to extend the maturity date of these loans to July 1, 2001 under similar terms.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $30,272 at February 28, 2001 payable monthly at $7,652 including interest at a rate of 15.9%. Each note payable has a maturity of six months from the date of each note's origination.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through February 28, 2001, the Company has received advances totaling $140,872 under this factoring agreement with no outstanding balance at February 28, 2001.

NOTE 4 - REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

Total authorized shares of preferred stock are 10,000,000.

On September 15, 1999, Elite issued 2,445 shares of Series A Redeemable Preferred Stock ("Preferred Stock") with $100 par value as payment to existing stockholders for deferred compensation. As part of the acquisition of SSI, these shares were exchanged for 2,445 shares of SSI's Preferred Stock at $0.01 par value (refer to Note 1).

The Preferred Stock issued by Elite are preferred as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (prime was 8.50% at February 28, 2001). As of February 28, 2001, cumulative dividends accrued, but not declared or paid, amount to $38,228 and are recorded as accrued preferred dividends.

The Company was required to redeem all issued and outstanding shares of Preferred Stock on September 15, 2000 at a redemption price of $100 per share. September 15, 2000, the Company failed to redeem the outstanding shares of Preferred Stock as required, and subsequently negotiated with the Preferred stockholders to extend the term to March 15, 2001. Prior to such time, the Corporation may redeem in whole or in part Preferred Stock at the option of the board of directors. At February 28, 2001, no shares of Preferred Stock were redeemed nor were they redeemed on March 15, 2001. The Company has since agreed with the Preferred stockholders to extend the term to September 15, 2001.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - EQUITY

Common Stock

Elite Logistics Services, Inc. originally had 100 shares of no par stock issued and outstanding. In September 1999, the original 100 shares were split at 100,400 to 1 and converted to 10,040,000 shares of common stock. As a result of the stock split, the financial statements have been retroactively restated for the 10,040,000 shares of common stock as if they have always been outstanding. Also, in September 1999, the Company issued 320,000 shares of common stock to various investor groups in exchange for cash proceeds of $400,000 and 40,000 shares were issued for services. This issuance resulted in non-qualifying shareholders which then caused the termination of the Company's subchapter S election and resulted in the Company's conversion to a C Corporation.

Between January and March 2000, the Company sold 681,751 shares of its restricted common stock at a price of $2.00 per share. The Company relied upon the exemption from registration contained in Section 4(6) of the Securities Act of 1933 (the "Act").

During the nine months ended February 28, 2001, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 619,282 shares of common stock generating cash proceeds of $870,812 (net of offering expenses of $26,434). In addition, the Company issued 194,653 shares of common stock in exchange for goods and services that had a total value of $326,125 and 3,884 shares of common stock in exchange for equipment that had a total value of $10,681. During December 2000, the Company issued 16,000 shares of common stock to employees of the Company as compensation for prior services. Correspondingly, compensation expense of $36,000 was recorded by the Company.

Warrants

On November 10, 1999, the Board of Directors approved the issuance of a warrant to Forte Group LLC to purchase up to 1,115,555 shares of the Company's common stock at $1.25 per share from the date of issuance until September 30, 2002. As of February 28, 2001, this warrant has not been exercised in whole or in part.

During the nine months ended February 28, 2001, as referred to above, the Company completed various private offerings of its common stock for cash and goods and services. In conjunction with these offerings, the Company also issued warrants to acquire an additional 581,639 shares of common stock with an exercise price ranging from $1.35 - $2.75 per share, expiring 18 months to three years from the date of issuance.

Additionally, on June 21, 2000, in conjunction with the execution of the factoring agreement with its bank, the Company issued a warrant to purchase 10,000 of the Company's common stock at an exercise price of $2.75 per share, expiring on June 21, 2003.

Provisions of an offering of securities during the second quarter of fiscal 2001 provided for penalty warrants to be issued in the event that the Company's common stock under performed relative to predetermined milestones. During the three months ended February 28, 2001, under the provisions of this offering, 200,000 penalty warrants were issued at an exercise price of $1.35 per share. Should the Company's stock continue to under perform additional warrants of 400,000 will be required to be issued prior to June 13, 2001.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - EQUITY (CONTINUED)

Warrants (continued)

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate is 5.5%, volatility is .5% and the expected life of the warrants is one to three years. The fair value of warrants issued during the nine months ended February 28, 2001 was estimated to be $298,672.

Treasury Stock

Due to certain violations of Blue Sky laws in certain states in which the Company's common stock had been offered for possible sale by a broker, the Company was required to contact shareholders in those states and offer to reacquire those shares at the original offering price. Accordingly, during the nine months ended February 28, 2001, the Company reacquired 10,000 shares of common stock at a cost of $20,000, or $2.00 per share.

Options

In January 2000, the Company adopted the Elite Logistics, Inc. 2000 Equity Incentive Plan, under which 1,000,000 shares of common stock are available for issuance with respect to awards granted to officers, management and other key employees and consultants of the Company. The plan also includes a provision for an annual increase in the number of shares available for issuance of 200,000 shares or 1.5% of the outstanding shares or a lesser amount determined by the Board. At the time the option is granted, the administrator shall fix the period within which the option may be exercised, fixing the exercise price at no less than 100% of the fair market value per share on the date of grant and will determine the acceptable form of consideration for exercising the option.

During the nine months ended February 28, 2001, the Company has entered into compensation agreements with various employees that provide for the granting of options to purchase common stock of the Company over a three year period with the first grant commencing on or about the anniversary of the date of their compensation agreement contingent upon continued employment. These options vest 1/3 upon the completion of one year of service following the date of grant and thereafter 1/24 vests each subsequent month of service and are exercisable at the fair market value on the date of grant. Options covered by such agreements totaled 555,000 at February 28, 2001 with exercise prices for the first year's grant ranging from $4.00 - $5.00.

During the nine months ended February 29, 2000, 1,300 options were exercised generating proceeds of $2,600.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - NON-CASH TRANSACTIONS

For cash flow purposes various, non-cash transactions have been entered into by the Company during the nine-month periods ended February 28, 2001 and February 29, 2000. These non-cash items are as follows:

                                                        Nine Months Ended
                                                   ---------------------------
                                                   February 28,   February 29,
                                                      2001            2000
                                                   ------------   ------------
 Supplemental disclosures:
   Cash paid for interest                             $  6,105      $  3,315

Non cash transactions:
   Common stock issued for services                    326,125       108,364
   Common stock issued for equipment                    10,681            --
   Common stock issued for employee compensation        36,000            --
   Preferred stock issued for compensation                  --       244,500
   Warrants issued for consulting services                  --       229,995
   Notes payable issued for services                    92,548            --
   Lease payable issued for equipment                   25,611            --
   Investments exchanged for services                    5,000            --

NOTE 7 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(1,418,711) for the nine months ended February 28, 2001 and continues to experience negative cash flows from operations. Management will be required to raise more capital and may do so through a registered offering of securities. Management will continue to attempt to raise capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10K-SB for the year ended May 31, 2000. Such unaudited consolidated financial statements for the three and nine month periods ended February 28, 2001, include (i) the consolidated financial statements of Elite Logistics, Inc. and Elite Logistics Services, Inc. for the three and nine month periods ended February 28, 2001 and, (ii) the historical accounts of Elite Logistics Services, Inc. for the three and nine month periods ended February 29, 2000 and the historical accounts of Elite Logistics, Inc (formerly Summit Silver, Inc.) for the period November 17, 1999 to February 29, 2000. All significant inter-company balances and transactions have been eliminated. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of Elite Logistics, Inc. and Elite Logistics Services Inc. for the three and nine month periods ended February 28, 2001 and Elite Logistics Services, Inc. for the three months and nine month periods ended February 29, 2000 together with the historical accounts of Elite Logistics, Inc (formerly Summit Silver, Inc.) for the period November 17, 1999 to February 29, 2000 (herein collectively referred to as the "Company").

OVERVIEW

Elite Logistics Services, Inc. ("Elite"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and Information Technology in the automotive industry. Elite designs and sells, primarily through a dealer/distributor channel, the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems (GPS) receiver, links a vehicle, or other asset, to Elite's Internet servers via ReFLEX(TM) two-way wireless telemetry networks. Elite is also a telematics services provider (TSP) providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. The company provides a comprehensive solution to the logistics needs of fleet managers and the security needs of private vehicle owners. The Company's products and services are marketed nationally and in certain international markets.

PageTrack(R) users can log onto Elite Logistics' web site and view on a map the current position of their vehicle and obtain detailed information such as speed, direction of travel, longitude, latitude, street location and even travel history. In addition, PageTrack(R) users can remotely control functions or monitor their vehicles while they are in transit. Depending upon installation configuration, common commands can include unlocking doors when keys have been locked inside, disabling the vehicle's starter in case of theft and monitoring a car's alarm or airbags for activation. PageTrack(R) owners can monitor their vehicle or receive event notification (e.g. alarm activation) via a secure Internet link, a two-way pager, an Internet access-enabled cellular phone, a Palm Pilot VII, or by contacting Elite's 24-hour Customer Support Control Center.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses and as of February 28, 2001 had an accumulated deficit of $(3,018,633). The Company terminated its subchapter S status on September 1, 1999 and the accumulated loss through August 31, 1999 in the amount of $706,208 (generated when the Company was a subchapter S corporation) was reclassified to additional paid in capital for financial reporting purposes during the year ended May 31, 2000.

The Company's predecessor auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2000. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve
(12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its cash through private placements; the Company currently believes, however, that due to possible integration issues, access to the private placement market may be limited. As a result, the Company and its principal shareholders are exploring the possibilities of borrowing money, and may consider registering common stock for sale to the public. As of the date of this Form 10-Q-SB, however, the public equity market for technology-based companies is extremely weak, and there can be no assurance that the Company could successfully complete any equity offering in the immediate future. As a result, there is no assurance that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise additional funds until it becomes a viable entity, it will cease operations.

BUSINESS ORGANIZATION

Elite was incorporated as an "S" corporation on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. On September 1, 1999, the Company became a regular "C" corporation. On November 17, 1999, Elite agreed to an exchange of its stock in a merger with Summit Silver, Inc. (hereinafter "SSI"), a non-operating, shell company with limited assets. SSI subsequently changed its name to Elite Logistics, Inc. (hereinafter "ELI"). Elite changed its fiscal year-end from December 31 to May 31, which was the year-end of SSI, with effect for the reporting period beginning June 1, 1999.

The merger transaction has been accounted for as a capital transaction comprising a re-capitalization of a non-operating public enterprise (SSI) by a private operating company (Elite). For accounting purposes, Elite was deemed to be the acquirer of SSI under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 include the accounts and results of operations of Elite. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements of this capital transaction. ELI, an Idaho Corporation, is now the holding company of Elite and Elite is now a wholly-owned subsidiary of ELI, which is consolidated for financial reporting purposes.

RESULTS OF OPERATIONS

Revenues for the three months and nine months ending February 28, 2001 were $872,565 and $1,544,107, respectively, compared to revenues of $23,753 and $271,776 during the three months and nine months ended February 29, 2000, respectively. Revenues include sales of the Company's PageTrack(R) hardware to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. Revenues have increased as the Company has commenced marketing its products and services.

A significant amount of management's available time during the quarter was devoted to efforts to secure additional funding for the Company. Given the limited amount of available management resources, this has adversely affected sales and operations. The Company has been constrained by a lack of funding to effectively undertake the marketing activities necessary to generate sales growth. The Company anticipates that management will continue to be required to devote significant resources to raising capital for the immediate future.

Cost of revenues for the three months and nine months ending February 28, 2001 were $668,766 and $1,245,404, respectively, compared to cost of revenues of $69,606 and $281,115 during the three months and nine months ended February 29, 2000, respectively. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center. The increase in cost of revenues was attributed to the increased number of units sold and related service costs.

Gross profit for the three months and nine months ending February 28, 2001 was $203,799 and $298,703, respectively, compared to gross loss of $(45,853) and $(9,339) during the three months and nine months ended February 29, 2000, respectively. Gross profit for the three months ended February 28, 2001 included margins on our PageTrack(R) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. As a percent of revenues gross profit for the three months and nine months ending February 28, 2001 were 23% and 19%, respectively, compared to gross loss of (193)% and (3)%, respectively, during the three months and nine months ended February 29, 2000. The increase in the gross profit margins reflects increased margins on hardware sales due to lower internal manufactured costs and the decreasing cost of the Control Center operations, as a percent of revenues, which are semi-fixed. The cost of control center operations, as a percent of revenue, will decrease if, as, and when the number of units activated increases. If the Company is able to increase volumes, this will also lead to reductions in the manufactured per unit cost of the hardware products. Assuming the Company is able to maintain its current sales prices, gross profit margin should continue to increase.

Sales and marketing expenses for the three months and nine months ending February 28, 2001 were $153,198 and $400,230, respectively, compared to $61,114 and $136,979 during the three months and nine months ended February 29, 2000, respectively. Sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The Company does not make an allocation of its occupancy costs and other overhead. The increase was primarily due to increases in the number of sales and marketing personnel, and advertising and promotional programs. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative ("G&A") expenses for the three months and nine months ending February 28, 2001 were $403,082 and $943,242, respectively, compared to $210,685 and $647,685 during the three months and nine months ended February 29, 2000, respectively. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel and outside contractors needed to support the growth of the Company's business. The Company expects that G&A expenses will continue to increase as it hires additional personnel and incurs additional expenses relating to the growth of its business, such as costs associated with increased infrastructure and maintaining its public company status. Correspondingly, the Company expects that as revenue continues to increase that G&A, as a percentage of revenue, will decrease.

Research and development expenses for the three months and nine months ending February 28, 2001 were $123,849 and $349,532, respectively, compared to $84,687 and $182,364 during the three months and nine months ended February 29, 2000, respectively. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs and other overhead. This increase was primarily due to increases in the number of personnel needed to develop new hardware and software products. The Company expects that, subject to funding, research and development expenses will increase in absolute dollars in future periods due to the costs of development of enhanced and new products and online services to meet a variety of market opportunities.

Other income and (expense) for the three months and nine months ending February 28, 2001 was $(1,868) and $(24,410), respectively, compared to other income of $885 and expense of $(1,005) during the three months and nine months ended February 29, 2000, respectively. The majority of the increase during the nine months ended February 28, 2001 was due to an exchange of certain marketable securities held by the Company for goods and services resulting in a net loss of $19,400 based on the fair market value of marketable securities on the date of the exchange. Net interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, a factoring agreement and capital lease obligations.

CASH FLOW FOR NINE MONTHS ENDING FEBRUARY 28, 2001

Net cash used in operating activities was $(827,123) for the nine months ending February 28, 2001. Net cash used for operating activities was primarily the result of a net loss before changes in assets and liabilities of $(1,418,711), further decreased by a significant reduction in accounts payable and accrued liabilities of $(319,432) and an increase in accounts receivable of $103,759, offset by a decrease in inventory of $505,369, depreciation and loss on disposal of assets of $49,737 and stock, other assets and notes payable exchanged for goods and services of $459,673.

Net cash used in investing activities of $26,738 comprised patent application and acquisition costs and fixed asset purchases offset by collections on a note receivable of $10,000.

Net cash provided by financing activities was $826,319 and principally consisted of net proceeds from private placements of the Company's common stock of $870,812 and net proceeds from borrowings from shareholders of $41,848 offset by net payments on borrowings of $62,276. As described above, cash from financing activities may be significantly constrained in the immediate future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement of its common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Preferred Stock during fiscal year 2000). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 25,000 units (the current installed base is approximately 2,557 units) or monthly sales of 2,250 units (current monthly volume is approximately 1,000 units). The Company expects to achieve positive cash flow within the 2002 fiscal year, but there can be no assurance that the Company will achieve this target.

The Company's business plan is based on building a nationwide and international distribution channel of PageTrack(R) dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $1,500,000 in additional capital is required to fund its current business plan to the point of positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to downsize the business so as to enable the Company to survive and grow at a slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

The Company is currently significantly constrained by its lack of capital. It has historically raised capital through the private placement of its common stock . Due to integration concerns, the management of the Company currently believes that the exemption for the private placement of its common stock may not be available in the near term. As a result, the Company, and its principal shareholders, are exploring the possibility of borrowing funds to operate the Company. It is also possible that the Company may register its common stock or preferred stock for sale to the public. The Company has commenced negotiations with several strategic partners to determine if funding will be possible. The Company has also retained a financial advisor to assist in evaluating funding options available.

As stated above, it is possible that the Company may register its common stock or preferred stock for sale to the public; however, turmoil in the equity markets has greatly impaired the Company's access to such funding opportunities. If the Company were to register its common stock or preferred stock for sale, there can be no assurance that market conditions would facilitate a successful sale. The Company will continue to utilize its factoring agreement for eligible receivables, to accelerate cash flow from sales. The Company is also exploring opportunities to obtain a working capital debt facility, including eligibility for access to US Government programs that provide working capital assistance to exporters and debt facilities offered by Small Business Investment Companies. Management believes that a loan to its shareholders, who in turn may lend to the Company, is also a viable financing alternative. Management is also exploring avenues to increase sales in order to fund operations from cash flow earlier than projected.

Until such time as the Company has successfully completed additional funding arrangements, and is cash flow positive from operations, it remains at significant risk from its lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future fundings involving issuance of common stock or common stock derivatives.

During June 2000, the Company entered into a factoring agreement with a national banking organization. The bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through February 28, 2001, the Company has received advances totaling $140,872 under this factoring agreement with no outstanding balance due at February 28, 2001.

The Company has no material commitments for capital expenditures. Subject to the funding constraints described above, the Company anticipates that if it can acquire capital, there will be an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company would add web-based servers and telecommunications equipment to service increases in the customer base. If, as, and when the number of personnel increases, the Company foresees that it would add computer hardware resources and expand its primary office facility. If sales increase, the Company will need to fund higher inventory levels to support any growth in sales. The Company may also use cash to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience growth in its operating expenses commensurate with growth in sales and that its operating expenses will be a material use of its cash resources for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, projected break-even points, ability to raise capital through private or public offerings, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Elite Logistics, Inc., and its subsidiaries' business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control.

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

             Shares of
              Common
   Date        Stock      $ Price    Consideration   Services     Warrants     $ Price     Expiration
----------   ----------   ---------- -------------  ----------   ----------   ----------   ----------
  12/15/00       16,000         2.25   $       --   $   36,000           --           --           --
   1/24/01       12,000        1.189       14,256           --           --                        --
   1/24/01       21,035        1.189       25,005           --           --                        --
   1/31/01          800         2.00        1,600           --           --           --           --
   1/31/01        3,000        2.375           --        7,125           --           --           --
   1/31/01        5,000        2.375           --       11,875           --           --           --
   1/31/01           --           --           --           --       77,922         1.35      1/31/03
   1/31/01           --           --           --           --       19,481         1.35      1/31/03
   1/31/01           --           --           --           --        1,299         1.35      1/31/03
   1/31/01           --           --           --           --        1,299         1.35      1/31/03
   2/28/01        3,000        2.375           --        7,125           --           --           --
   2/28/01        5,000        2.375           --       11,875           --           --           --
   2/28/01        2,300         1.80           --        4,140           --           --           --
   2/28/01       14,955         1.80           --       26,918           --           --           --
   2/28/01           --           --           --           --       77,922         1.35      2/28/03
   2/28/01           --           --           --           --       19,481         1.35      2/28/03
   2/28/01           --           --           --           --        1,299         1.35      2/28/03
   2/28/01           --           --           --           --        1,299         1.35      2/28/03

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

                         ELITE LOGISTICS SERVICES, INC.


            Name                           Title                      Date
            ----                           -----                      ----
/s/   Joseph D. Smith                       CEO                  April 11, 2001
--------------------------
     Joseph D. Smith,


/s/   Russell A. Naisbitt                   CFO                  April 11, 2001
--------------------------
     Russell A. Naisbitt

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  3.1*            Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 of Registrant's Form 10SB as filed on March 7,
                  2000).

  3.2* Amended (No. 1) Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Form 10SB as filed on March 7, 2000).

  3.3 * Amended (No. 2) Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Registrant's Form 10SB as filed on March 7, 2000).

  3.4 * Amended (No. 3) Articles of Incorporation (incorporated by reference to Exhibit 3.4 of Registrant's Form 10SB as filed on March 7, 2000).

  3.5 * Amended (No. 4) Articles of Incorporation (incorporated by reference to Exhibit 3.5 of Registrant's Form 10SB as filed on March 7, 2000).

  3.6 *           Bylaws (incorporated by reference to Exhibit 3.6 of
                  Registrant's Form 10SB as filed on March 7, 2000).

  4.1*            Specimen Stock Certificate (incorporated by reference to
                  Exhibit 4.1 of Registrant's Form 10SB as filed on March 7,
                  2000).

  4.2* Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc. and Joseph D. Smith
                  (incorporated by reference to Exhibit 4.2 of Registrant's Form
                  10QSB as filed on October 16, 2000).

  4.3* Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc. and Diana M. Smith.
                  (incorporated by reference to Exhibit 4.3 of Registrant's Form
                  10QSB as filed on October 16, 2000).

  4.4* Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc. and Richard L. Hansen
                  (incorporated by reference to Exhibit 4.4 of Registrant's Form
                  10QSB as filed on October 16, 2000).

  4.5* Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc. and Thien K. Nguyen
                  (incorporated by reference to Exhibit 4.5 of Registrant's Form
                  10QSB as filed on October 16, 2000).


  4.6*            Elite Logistics 2001 Equity Incentive Plan dated March 2, 2000
                  (incorporated by reference to Exhibit 4.6 of Registrant's Form
                  10QSB as filed on October 16, 2000).

  4.7*            Elite Logistics Services, Inc. 401K Plan dated May 24, 2000
                  (incorporated by reference to Exhibit 4.7 of Registrant's Form
                  10QSB as filed on October 16, 2000).

  4.8* Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of Registrant's Form 10QSB as filed on January 5, 2001).

  4.9* Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of Registrant's Form 10QSB as filed on January
                  5, 2001).

  4.10*           Warrant Agreement - Koyah. (incorporated by reference to
                  Exhibit 4.10 of Registrant's Form 10QSB as filed on January 5,
                  2001).

  4.11            Investment Banking Agreement - Schneider Securities.

 10.1*            Acquisition Agreement (incorporated by reference to Exhibit
                  10.1 of Registrant's Form 10SB as filed on March 7, 2000).

 10.2* Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit 10.2 of Registrant's Form 10SB12G/A as filed on June 15, 2000).

 10.3* Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit 10.3 of Registrant's Form 10SB12G/A as filed on June 15, 2000).

 10.4*            Distribution Agreement (incorporated by reference to Exhibit
                  10.4 of Registrant's Form 10SB12G/A as filed on July 11,
                  2000).

 11.1             Computation of Per Share Earnings

 99.1*            Office Lease (incorporated by reference to Exhibit 99.1 of
                  Registrant's Form 10SB as filed on March 7, 2000).

 99.2*            Agreement between the Company and Vollmer Public Relations
                  (incorporated by reference to Registrant's Form 10SB12G/A as filed on June 15, 2000).

*Incorporated by reference as indicated.