Form 10KSB40
period 2001-05-31
ELITE LOGISTICS INC
filed 2001-08-29
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number 000-14614

                              ELITE LOGISTICS, INC.
                 (Name of small business issuer in its charter)

         Idaho                                            91-0843203
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                               1201 North Avenue H
                              Freeport, Texas 77541
               (Address of executive offices, including zip code.)

                                 (979) 230-0222
                         (Registrant's telephone number)

                                   ----------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 Per Share

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended May 31, 2001 were $1,771,600.

As of August 24, 2001, the aggregate market value of the voting stock held by non-affiliates was approximately $2,216,977. Based on a value of $0.69 per share, the closing price of common stock as quoted by the Bulletin Board on such date.

The number of common shares outstanding as of August 24, 2001 was 13,105,258, after deducting 18,000 shares of common stock held in treasury.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                                     PART I

Item 1.       Description of Business                                       1

Item 2.       Description of Properties                                     7

Item 3.       Legal Proceedings                                             7

Item 4.       Submission of Matters to a Vote of Security Holders           7

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters      8

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Item 7.       Financial Statements                                         13

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          13

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act   14

Item 10.      Executive Compensation                                       16

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management                                                   17

Item 12.      Certain Relationships and Related Transactions               18

Item 13.      Exhibits and Reports on Form 8-K                             20

Signatures                                                                 22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

All references to the "Company" or "ELI" refer to Elite Logistics, Inc. and its wholly owned subsidiary, Elite Logistics Services, Inc. ("Elite").

Elite, a Telematics Services Provider ("TSP") is a leader in the emerging Telematics market. Telematics is the broad term used within the automotive industry to describe products and services enabled by the convergence of communications (including wireless and the Internet), Global Positioning Systems ("GPS") location technologies and information technology.

Elite has completed development of the initial versions of our PageTrack(R) telematics hardware, our Internet based telematics services platform and our Logistics Satellite Operating System ("LSOS(R)") logistics management software. Marketing of the products has commenced, and we are generating revenues from hardware sales and telematics services. Currently, the majority of the Company's revenues comprise sales of the PageTrack(R) hardware. Every unit that is installed also involves the provision of telematics services. The Company has structured its business model to be a value-added reseller of wireless communications services provided by Network Providers. The Company currently resells ReFLEX telemetry services from SkyTel, a WorldCom subsidiary. The Company has packaged the carrier services into a variety of telematics services plans, which range in cost from $1.25 to $45.95 per month. In addition to the foregoing monthly fees, there is a one-time activation fee of up to $17.50. The services are delivered via the web (http://www.elitelog.com). Over time, the Company expects that monthly recurring revenues from its telematics services plans will become the Company's primary source of revenues.

Elite's products and services are marketed nationally and in certain international markets including Canada and Mexico. We have signed a distribution agreement with Motorola that makes our products and services available in Mexico. Motorola will soon be marketing our products in other Latin American countries. We currently have proposals for the system to be installed in certain African nations, in the U.K. and certain European nations. We have also received expressions of interest from other countries in Asia.

Elite's system integrates GPS technology with wireless communications networks (currently SkyTel two-way telemetry) and a Web-enabled Geographic Information System. The PageTrack(R) Intelligent Vehicle Systems ("IVS") can monitor, track, analyze, and control the movement of vehicles, trailers and valuable objects that are in transit.

The Company's technology enables commercial users to remotely locate and manage vehicles via the Internet or various wireless communications devices (e.g. two-way pager, cell phone or wireless-enabled PDA). Consumers can remotely control functions of the vehicle, such as disabling it and locking/unlocking doors. For businesses dependent on transportation, Elite's logistic solutions improve operating efficiency, reduce costs and increase profits.

From Elite's inception in November 1997 through late 1999, we devoted substantially all of our efforts to product development. In late 1999, we began to place greater emphasis on developing the sales and marketing plans for our technology and securing funding for our pre-launch. In order to gain credibility and access to capital of the public markets we decided to seek a public listing via a "reverse merger" into a public shell. We engaged the services of the Forte Group of Houston, Texas to provide strategic management consulting services that would assist us in all these endeavors.

The first sales of our PageTrack(R) hardware products and TSP service revenues occurred in fiscal year 2000 and subsequently sales volumes have been steadily increasing. We have the capacity to accommodate production needs, which is outsourced to third party manufacturers, as sales continue to grow and markets expand. We intend to raise up to $15 million and invest these resources to increase our distribution reach by building a multi-faceted sales channel including OEMs, distributors, dealers and manufacturer's agents. The Company is also building a third party network of certified installers to install the product.

HISTORY OF THE COMPANY

Elite Logistics Services, Inc. was incorporated as an "S" Corporation on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. On September 1, 1999, the Company became a "C" Corporation. On November 17, 1999, Elite agreed to an exchange of its stock in a merger with Summit Silver, Inc. (hereinafter "SSI"), a non-operating, publicly traded company whose historical operations were in exploration and mining of precious metals, primarily in the Northwestern portion of the United States. As part of the acquisition, Elite acquired limited assets from SSI. We accounted for the merger transaction as a capital transaction comprising a re-capitalization of a non-operating public enterprise (SSI) by a private operating company (Elite). SSI subsequently changed its name to Elite Logistics, Inc. ELI, an Idaho Corporation, is the holding company of Elite which is consolidated for financial reporting purposes.

ELITE'S TELEMATICS SYSTEMS

Elite's Telematics solution comprises an in-vehicle hardware platform linked to software applications hosted on the Company's web servers, which are accessible to customers via a web browser, or two-way pager, or internet capable cell phone, PDA (e.g. Palm Pilot, BlackBerry, etc). The services are delivered via a TSP delivery model and do not generally require the customer to download or install any hardware or equipment other than the PageTrack(R) unit.

The system integrates Elite's proprietary technologies with off-the-shelf software licensed from MapInfo, Oracle and Microsoft. The Company licenses commercially available technology whenever possible rather than acquiring internally developed systems. The System runs on a Microsoft Windows NT 4.0 Server and stores data in an Oracle Database. Geographical Information Services and location data are maintained on MapInfo software also running on a Windows NT 4.0 Server.

The components of our TSP infrastructure are:

o The Company's PageTrack(R) hardware, which is installed in the monitored vehicle, integrates off the shelf Global Positioning System ("GPS") units (available from a variety of sources) with Motorola's CreataLink ReFlex telemetry unit to provide a means of determining and reporting the location and status of a vehicle or other asset at any point in time. The Company has designed the PageTrack(R) products to be network and carrier independent. Our "plug and play" architecture means that the unit can be easily converted to operate on most types of wireless networks including paging, cellular, PCS, radio and satellite.

o Web-enabled Logistics Satellite Operating System ("LSOS"(R)) is Internet based software. The Company's web site is designed for fast downloads and compatibility with most browsers. Pages are deliberately built with minimal graphics and do not require client-side plug-ins or Java to view.

o Web-enabled Geographic Information Systems ("GIS") technology allows customers to access the data collected by the Company's system and display the vehicle's location on a map, via the Internet.

o A Network Operations Center ("NOC") is where the system servers are maintained and the network elements are monitored 24 hours per day, 7 days per week.

o Operators are available to assist customers at our Customer Control Center 24 hours per day, 7 days per week and provide communications services to customers that do not have Internet access.

SERVICES

The Company has structured its business model to be a reseller of communications services ("carrier services") provided by Wireless Network Providers. These services include:

Location Services - Elite's monitoring service allows its subscribers to locate their vehicle(s) online or via numerous wireless communications devices in near real-time and report its location for compliance, security and convenience purposes. Alternatively, the subscriber could call the Elite Customer Control Center and receive an automated voice response or live operator indicating the vehicle's current location and status.

Security Services - Consumers can protect their vehicles against theft, improve their ability to recover the vehicle in the event that it is stolen, and are able to summon help quickly in the event of an emergency.

PageTrack(R) can be integrated with a vehicle's keyless entry and alarm system. If the vehicle alarm is triggered, or the vehicle is moved, PageTrack(R) automatically emits an alert, notifying the Customer and the Company's Customer Control Center of a potential vehicle theft. If the customer does not respond, the Elite Customer Control Center will telephone the customer directly.

If the customer believes that the vehicle has been stolen or a driver is in danger, the Elite Customer Control Center will assist the customer, and local law enforcement in the recovery or assistance as needed. The System when installed in conjunction with third party hardware connected to the ignition system can also immobilize the vehicle and/or lock the doors to facilitate recovery by law enforcement.

Other security features allow a customer to establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone. Customers may also attach an IVS directly to valuable cargo or to expensive equipment such as construction equipment.

Information Services/Roadside Assistance - Customers can subscribe to our Automated Roadside Assistance Program. The Company's Customer Control Center can direct a tow truck or other selected services directly to a subscribing customer's location when the customer presses a roadside assistance button installed in his or her vehicle.

LSOS(R) FLEET MANAGEMENT SOFTWARE

LSOS(R) is a proprietary fleet management and logistics software application that provides fleet customers with time and location specific information regarding every vehicle in the fleet along with the ability to monitor and control functions on the vehicle. The Company offers a range of fleet management solutions, depending on the customer's budget and needs for location and messaging services. All of the Company's solutions involve the installation of a PageTrack(R) unit in each vehicle and larger customers may license their own copy of the LSOS(R) software to support their fleet requirements.

The Company believes that software solutions that must be customized to the needs of individual fleet customers are too expensive and time-consuming to be sold effectively to any but the largest fleets. By emphasizing the operation of the LSOS(R) software running on hosted servers accessible via the Internet or various wireless devices, the Company believes it can attract a wide range of customers, many of whom would otherwise use less sophisticated logistics systems, if any at all.

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

LSOS(R) updates, and displays on a map, the position of all PageTrack(R) equipped vehicles at periodic intervals as determined by the customer or on demand. Customers can adjust the level of map detail through a zoom-in/zoom-out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus on a single vehicle.

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

LSOS(R) allows two-way alphanumeric communications between the fleet operator and its drivers and numerous pre-programmed messages from the drivers to the fleet operator. Customers can send messages directly to drivers via the Internet or from a 2-way pager or PDA. Messages can be sent to a single vehicle, several vehicles or broadcast to the entire fleet. The Company's communication network service costs are generally lower than conventional near real-time, two-way communication services.

SALES & MARKETING

The Company currently markets the Pagetrack(R) System to:

o        Private motor vehicle owners (via dealers and other indirect channels)

o        Shipping and delivery companies

o        Rental car companies

o        Railroad and transportation companies

o        Various other fleet operators

The Company is establishing a strong multiple class distribution channel to serve both the commercial, as well as the consumer market. The Company is pursuing the distribution of its products to consumers and commercial users as follows:

o Wholesale distributors who will market Company products to dealers and value added resellers.

o Dealers selling directly to consumers. The dealer network comprises automobile dealers and automobile aftermarket products installers.

o Establishing relationships with Value Added Resellers (VARs). VARs will sell the Company's products in conjunction with non-Company products and services marketed by the reseller - primarily software applications that would be enhanced by the addition of real-time location specific functionality.

o Original equipment manufacturers who would incorporate the Company's products into their products, such as an automobile manufacturer.

The Company is simultaneously establishing an installation, service and support channel. We are ensuring delivery of a leadership level of customer satisfaction by establishing authorization criteria, standards of service, quality monitoring and training.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

The Company relies on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our intellectual property rights. We generally enter into non-disclosure agreements with our employees and consultants, and control access to and distribution of our technologies, documentation and other proprietary information to protect our proprietary rights from unauthorized use or disclosure.

The Company has applied for patent protection to cover various aspects of its TSP technology platform and is currently investigating the possibility of further patent applications. Both the Logistics Satellite Operating System software and the PageTrack units are patent pending.

The Company has acquired a patent (#5,712,899) covering the transmission over a cellular network of location information from a vehicle to a base station operator and the communication via voice circuit of information to the mobile user. This patent covers a "call center centric" business model for the provision of telematics services (e.g. the OnStar business model). The Company is in discussions with its intellectual property counsel regarding potential enforcement actions that may result in license revenues for the Company.

The Company owns the proprietary rights to the software developed for it and will rely on copyright protection.

Both LSOS(R) and PageTrack(R) are registered trademarks belonging to the Company.

The Company owns or has reserved the following URLs www.elitelog.com, www.elitelogistics.com, www.pagetrack2.com , www.pagetrack.com.

MANUFACTURING

The Pagetrack System, consisting of software and hardware components, is designed, integrated and tested at the Company's facilities. The Company has established relationships with three out-source manufacturers, all of which are capable of meeting our production needs as we grow and as markets expand.

THE TELEMATICS INDUSTRY

Several studies confirm that the Telematics industry will grow rapidly and represents a significant market opportunity. A new study called "The Worldwide Telematics Industry: Eyes on the Road and Hands on the Wheel," published September 2000 by the automotive technology team at UBS Warburg estimates the total end-user revenues in the global Telematics market (hardware and services) will grow from $4.2 billion in 2000 to more than $24 billion in 2005 and $47 billion in 2010. As a result, they expect aggregators and service providers to be generating close to $2 billion in earnings in 2005 and close to $7 billion in 2010. They estimate that the present value of cash flows to all content providers and aggregators is around $46 billion.

COMPETITION

The market for our services is competitive and is expected to become even more competitive in the future. We face competition from existing and potential competitors, which could reduce our market share and revenues. Our customers choose our services primarily on the basis of the functionality, price, ease of use, quality and geographic coverage of our services. If we are unable to compete successfully in these areas, competitive pressures may harm our business. Our current competitors provide telematics services similar to Elite utilizing various wireless communication systems and GPS to transmit location information to a dispatcher (remote location). By comparison, the Company's software is Internet based and is accessed directly by its customers through most commonly used Internet browsers or through a dispatcher operating out of our 24 hour a day, seven days a week Customer Control Center. We believe that there is no single competitor that offers the diversity of services and software functionalities that is offered by the PageTrack System. Our core product market comprises both the commercial and consumer vehicle markets as well as those industries that provide shipping and delivery services and have fleet operations such as rental car companies and railroad and transportation companies.

The advantages of the Company's products and services relative to its competition are:

o The Company's products can automatically report when the vehicle alarm is activated and furnish information regarding the condition of the vehicle.

o The Company's products furnish wireless notification to personal devises such as pagers and cellular phones.

o The costs of the TSP services are approximately 50% less than competitor services because:

                  o The Company's carrier service costs are generally lower than conventional near real-time, two-way communication services, such as satellite, cellular, and Specialized Mobile Radio (SMR) services.

                  o Unlike some competitors (e.g. OnStar) that only deliver services via contact with a customer service representative (CSR) we utilize an ASP services delivery model that automates substantially all of the services delivery. We can provide our users with their own direct control over their asset, while eliminating the need for expensive CSRs. Apart from service delivery cost advantages our model can accommodate growth without being constrained by our ability to hire CSRs or build out CSR positions in our call center.

Potential Competitors
o Other wireless Internet companies, such as Aether Systems, Phone.com and Research in Motion;

o        Companies working on emergency-911 solutions, such as True Position;

o Companies that provide wireless, location-relevant applications, such as SignalSoft.

Several companies have begun to link GPS location technology with cellular communications to create emergency location systems for consumer vehicles. Carcop(R), OnstarTM and Lincoln RescuTM all rely on this cellular technology to provide emergency roadside assistance and/or stolen car recovery.

Our services also compete with alternative means of communication between vehicles and their managers, including wireless telephones, two-way radios and pagers. In addition, we expect that new competitors will enter the market for location-relevant wireless information as businesses and consumers increasingly demand information when they are mobile. Furthermore, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to offer the services we offer or may offer in the future.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

GOVERNMENTAL REGULATION

The Company is not aware of any existing governmental regulations that affect the manufacture, development or sale of our systems. However, we are monitoring a bill recently introduced by North Carolina Senator John Edwards aimed at stopping new mobile gadgets being turned into 'digital dog-tags,' enabling marketers to track people wherever they go and sell details, without permission. The proposed law would make a wireless services provider inform its subscribers when it is tracking their location. The purported objective of the legislation is to stop service providers revealing or selling data without customer consent. Elite does not believe that it would be affected by this legislation in its current form, as our system is only activated on the instructions of our customer or by some pre-determined event (e.g. if the vehicle crashes, causing the airbag to inflate).

EMPLOYEES

The Company has 25 full-time employees. Except for Mr. Naisbitt, Chief Financial Officer, the Company's Officers provide their services on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Our facilities comprise our principal office located at 1201 North Avenue H, Freeport, Texas 77541. The Company leases 4,610 square feet of space at $7,469 per month with utilities paid and offices furnished on a lease that expires December 31, 2002. The Company's offices are currently adequate and suitable for its operations. The Company currently has no plan to relocate its offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor is the Company aware of any which are pending or are known to be contemplated. Furthermore, the Company knows of no legal proceedings pending or threatened, or judgments entered against, any Director or Officer of the Company in their capacity as such. From time to time the Company is involved in lawsuits that occur in the normal conduct of its business and are not material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "ELOG." The Company's shares began trading in 1996 on the Bulletin Board under the symbol SUSV. The symbol changed to ELOG on November 17, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices for common stock of the Company as listed on the Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                  Common Stock
                                           --------------------------
                                             High               Low
                                           --------          --------
       Fiscal Year 2001
       ----------------

        Quarter:
            Fourth                         $  2.125          $  0.344
            Third                             3.125              1.50
            Second                             4.00              2.25
            First                              5.25              2.25

       Fiscal Year 2000
       ----------------

        Quarter:
            Fourth                         $   8.62           $  3.75
            Third                              5.56              3.00
            Second                             2.87              0.25
            First                              0.26              0.12

As of May 31, 2001, the Company had 1,185 holders of record of its Common Stock.

While the Company is currently accruing dividends on its preferred stock and will pay such dividends when declared, it has not and does not in the future, intend to pay dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Financial Statements of Elite Logistics, Inc. and subsidiaries, for the years ended May 31, 2001 and 2000, and the related notes to the Consolidated Financial Statements that appear elsewhere in this Form 10-KSB.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception the Company has incurred significant losses, and as of May 31, 2001 has an accumulated deficit of $3,598,036. The Company terminated its subchapter S status on September 1, 1999 and the accumulated deficit through August 31, 1999 in the amount of $706,208 (generated when the Company was a subchapter S corporation) was reclassified to additional paid in capital for financial reporting purposes leaving an accumulated deficit of $1,579,446 at May 31, 2000.

BUSINESS ORGANIZATION

Elite was incorporated as an "S" corporation on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. On September 1, 1999, the Company became a regular "C" corporation. On November 17, 1999, Elite agreed to an exchange of its stock in a merger with Summit Silver, Inc. (hereinafter "SSI"), a non-operating, shell company with limited assets. SSI subsequently changed its name to Elite Logistics, Inc. (hereinafter the "Company" or "ELI") and changed its fiscal year-end from December 31 to May 31, which was the year-end of SSI.

The merger transaction was accounted for as a capital transaction comprising a re-capitalization of a non-operating public enterprise (SSI) by a private operating company (Elite). For accounting purposes, Elite was deemed to be the acquirer of SSI under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 include the accounts and results of operations of Elite. The financial statements and notes for all periods presented have been retroactively restated to comply with the reporting requirements of this capital transaction. ELI, an Idaho Corporation, is now the holding company of Elite which is consolidated for financial reporting purposes.

RESULTS OF OPERATIONS

Revenues for the year ended May 31, 2001 increased by $1,202,337, or 211%, to $1,771,600 as compared to $569,263 for the year ended May 31, 2000. Revenues include sales of the Company's PageTrack(R) products to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The increased revenues resulted primarily from a sales volume increase of 324% of PageTrack(R) units in fiscal 2001.

Cost of revenues for the year ended May 31, 2001 increased $784,994, or 120%, to $1,441,444 as compared to $656,450 for the year ended May 31, 2000. Cost of revenues for the year ended May 31, 2001 included the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel, an MCI Worldcom Company, and the costs of operating Elite's 24-hour Control Center. Cost of revenues for the period ending May 31, 2000 consisted of manufacturing costs as well as third party hardware.

Gross profit margin for the year ended May 31, 2001 increased by $417,343, or 479%, to $330,156 as compared to $(87,187) for the year ended May 31, 2000. Gross profit margin for fiscal year 2001 consisted of margins on our PageTrack(R) products, large increases in unit sales volume, increased activations and resale of wireless telemetry network services provided by SkyTel, offset by the costs of operating Elite's 24-hour Control Center. Gross loss for the year ended May 31, 2000 included margins on our PageTrack(R) products, but were offset by excessive service cost.

Sales and marketing expense for the year ended May 31, 2001 increased $209,392, or 65%, to $530,543 as compared to $321,151 for the year ended May 31, 2000. Sales and marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. This increase was primarily due to increases in the salaries of senior marketing personnel, and advertising and promotional programs, as well as the allocation of overhead costs previously allocated to administrative cost. The Company expects that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative expenses ("G&A") for the year ended May 31, 2001 increased $189,509, or 17% to $1,281,267 as compared to $1,091,758 for the year ended May 31, 2000. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. This increase was primarily due to salary increases for management, outside contractors needed to support the growth of the Company's business and was offset by the allocation of overhead expenses to sales and marketing and research and development. The Company expects that G&A expenses will increase in absolute dollars and as a percentage of revenue as it hires additional personnel and incurs additional expenses relating to the anticipated growth of its business, such as costs associated with increased infrastructure and its public company status.

Research and development expenses ("R&D") for the year ended May 31, 2001 increased $253,450, or 117%, to $470,563 as compared to $217,113 for the year ended May 31, 2000. R&D consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. This increase was primarily due to increases in the number of personnel needed to develop new products and services and build the Company's external network and computer data center infrastructure, as well as the allocation of overhead costs not previously captured in R&D. The Company expects that, subject to available capital funding, R&D will increase in absolute dollars in future periods due to the costs of development of enhanced and new products and online services as we attempt to exploit a variety of market opportunities.

Other income and (expense) for the year ended May 31, 2001 increased $33,298, or 469%, to $(40,396) as compared to $(7,098) for the year ended May 31, 2000. The majority of the increase was due to an exchange of certain marketable securities held by the Company for goods and services resulting in a net loss on the disposition of $19,400 based on the fair market value of marketable securities on the date of exchange. Interest expense consists of expenses related to the Company's financing obligations, which include borrowings under short-term loans from a vendor, a factoring agreement and capital lease obligations.

CASH FLOW FOR YEAR ENDED MAY 31, 2001

The Company had cash and cash equivalents of $34,591 at May 31, 2001 as compared to $89,334 at May 31, 2000. Working capital was $(422,622) at May 31, 2001 as compared to $347,478 at May 31, 2000.

Net cash used in operating activities was $1,063,974 for the year ended May 31, 2001. Net cash used in operating activities was primarily the result of the net loss before changes in operating assets and liabilities of $1,328,652, offset primarily by reductions of inventory $506,981 and accounts payable of $262,924.

Net cash used in investing activities of $31,281 is comprised of patent application costs of $21,094 and fixed asset purchases of $20,778 offset by $10,000 resulting from the collection of a note receivable.

Net cash provided by financing activities was $1,040,512 and principally consisted of proceeds from the sale of the Company's common stock of $869,791, and net borrowings from notes payable of $198,120.

During the year ended May 31, 2001, the Company continued to invest its capital resources to expand its marketing and distribution channels and to improve upon its existing hardware and service products. The Company has no material commitments for capital expenditures. Subject to the funding constraints described within "Liquidity and Capital Resources", the Company anticipates that if it can acquire capital, there will be an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company would add web-based servers and telecommunications equipment to service increases in the customer base. If, as, and when the number of personnel increases, the Company foresees that it would add computer hardware resources and expand its primary office facility. If sales increase, the Company will need to fund higher inventory levels to support any growth in sales. The Company may also use capital resources to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience growth in its operating expenses commensurate with growth in sales and that its operating expenses will require material capital resources for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,992,613 for the year ended May 31, 2001 and continues to experience negative cash flows from operations. Management will be required to, and expects to, raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

The Company has commenced negotiations with several strategic partners to evaluate further possible private placements of its common stock. The Company has also retained a financial advisor to assist in evaluating funding options available. There is no assurance, however, that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise sufficient capital resources it will have to cease operations.

Since inception, the Company has financed its operations primarily through the private placement of its common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Redeemable Preferred Stock during fiscal year 2000). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 25,000 units (current installed base is approximately 3,000) or monthly sales of 2,250 units (current monthly volume is approximately 1,000 units). The Company expects to achieve positive cash flow within the 2003 fiscal year, but there can be no assurance that the Company will achieve this target.

The Company's business plan is based on building a nationwide and international distribution channel of PageTrack(R) dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $1,500,000 of additional capital is required to fund its current business plan to the point of positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

In the event that the Company is unable to secure such additional funding, management would attempt to downsize the business so as to enable the Company to survive and grow at a slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

It is possible that the Company may register its common stock or preferred stock for sale to the public; however, turmoil in the equity markets has greatly impaired the Company's access to such funding opportunities. If the Company were to register its common stock or preferred stock for sale, there can be no assurance that market conditions would facilitate a successful sale. The Company will continue to utilize its factoring agreement for eligible receivables, to accelerate cash flow from sales. The Company is also exploring opportunities to obtain a working capital debt facility, including eligibility for access to US Government programs that provide working capital assistance to exporters and debt facilities offered by Small Business Investment Companies. Management believes that a third party loan to its shareholders, who in turn may secure financing and lend to the Company, is also a viable financing alternative. Management is also exploring avenues to increase sales in order to fund operations from cash flow sooner than projected.

Until such time as the Company has successfully completed additional funding arrangements, and is cash flow positive from operations, it remains at significant risk from its lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future fundings involving issuance of common stock or common stock derivatives.

CREDIT FACILITIES

During June 2000, the Company entered into a factoring agreement with a national banking organization. The bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through May 31, 2001, the Company has received advances totaling $213,550 under this factoring of which $140,872 has been repaid. The outstanding balance owed under the factoring agreement as of May 31, 2001 is $72,678.

From time to time, the Company obtains short term loans from its primary shareholders, who are also officers and management of the Company. As of May 31, 2001, shareholder loans totaled $205,373, bear interest at an annual rate of 5.5%, are unsecured, and mature during the fourth quarter of 2002. It is expected that the Company will continue to borrow funds from these shareholders in the future but there is no assurance that funds will be made available or under similar terms.

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

ITEM 7. FINANCIAL STATEMENTS

See the Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm of Williams & Webster P.S. ("W&W") represented the Company as its independent accountants since the acquisition agreement dated November 17, 1999 and was dismissed by the Company's Board of Directors on October 9, 2000. During the period from November 17, 1999 through October 9, 2000, for which W&W was the Company's independent auditors, there were no disagreements between the Company and W&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of W&W, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined by Item 304 (a)(1)(v) of Regulation S-K.

On October 9, 2000, the Company's Board of Directors engaged Pannell Kerr Forster of Texas, P.C. ("PKF") as the Company's independent accountants for fiscal year 2001. Prior to engaging PKF, the Company did not consult with PKF regarding any of the matters specified in Item 304 (a) (2) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who beneficially own 10% or more of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended May 31, 2001 all its directors and executive officers and 10% or greater holders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

   Name                                  Age           Position with Company
   ----                                  ---           ---------------------
   Joseph D. Smith                        56           President, Chief Executive Officer and a member of
                                                       the Board of Directors

   Richard L. Hansen                      57           Chief Operating Officer and a member of the Board
                                                       of Directors

   Thien K. Nguyen                        38           Chief Technical Officer and a member of the Board
                                                       of Directors

   Hanh H. Nguyen                         37           Member of the Board of Directors

   Russell A. Naisbitt                    40           Treasurer, Chief Financial Officer and a member of
                                                       the Board of Directors

   Diana M. Smith                         48           Executive Administrator and member of the Board of
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

EXECUTIVE OFFICERS AND DIRECTORS

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

THIEN K. NGUYEN is Chief Technical Officer and a member of the Board of Directors since November 1999. From August 1997 to November 1999 Mr. Nguyen was Senior Vice President and a member of the Board of Directors of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From August 1996 to August 1997, Mr. Nguyen was pursuing higher education. From February 1993 to August 1996, Mr. Nguyen was Vice President of Operations for Tree Fresh of Texas, Inc. Tree Fresh of Texas, Inc. is located in Houston, Texas and is engaged in the business of producing and distributing fruit juices to hotels. Mr. Nguyen is the husband of Hanh Hoang Nguyen, a member of the Board of Directors.

HANH H. NGUYEN has been a member of the Board of Directors since November 1999. Since November 1997, Ms. Nguyen has been a director of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. Since 1989, Ms. Nguyen has been employed by Dow Chemical Company as Senior Lead Engineer. Ms. Nguyen is the wife of Thien Nguyen, a member of the Board of Directors.

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

DIANA M. SMITH was the Comptroller and is now the Executive Administrator, and a member of the Board of Directors of the Company since November 1999 through June 29, 2001, of which Ms. Smith resigned from the Board. From August 1997 to November 1999, Ms. Smith was Chief Financial Officer and a Director of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From March 1988 to January 1999, Ms. Smith was a part owner and Chief Financial Officer of Southern Instrument Company located in Freeport, Texas. Southern Instrument Company was engaged in the business of selling science and laboratory equipment. Since June 1993, Ms. Smith has operated an accounting and bookkeeping service in Freeport, Texas. Ms. Smith is the wife of Joseph Smith, the Company's President, Chief Executive Officer and a member of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers for the last three completed fiscal years:

 Name and                                                 Other       Restricted   Securities
 Principal                                                Annual        Stock       Underlying     LTIP         All Other
 Position           Year      Salary          Bonus    Compensation    Award(s)    Options/SARs   Payouts   Compensation(2)
-----------         ----     --------         -----    ------------   ----------   ------------   -------  -----------------
Joseph D
Smith               2001     $120,000           --           --           --           --           --          $  3,600
President           2000      120,000           --           --           --           --           --                --
and CEO             1999       85,000           --           --           --           --           --                --

Richard L           2001      108,000           --           --           --           --           --             3,240
Hansen              2000      108,000           --           --           --           --           --                --
COO                 1999       68,500           --           --           --           --           --                --

Thien K             2001      108,000           --           --           --           --           --                --
Nguyen              2000      108,000           --           --           --           --           --                --
CTO                 1999       70,000           --           --           --           --           --                --

Diana M             2001       66,000           --           --           --           --           --             1,980
Smith               2000       66,000           --           --           --           --           --                --
Exec Admin          1999       49,000           --           --           --           --           --                --

Russell A
Naisbitt            2001           --           --           --           --           --           --                --
Treasurer           2000           --           --           --           --           --           --                --
and CFO(1)          1999           --           --           --           --           --           --                --

(1) Mr. Naisbitt is a Director of Forte Group L.L.C. ("Forte"). Forte had a consulting agreement, which expired December 31, 2000, with the Company that provided for payments of up to $20,000 per month for services provided by Forte consultants. Thus, Mr. Naisbitt is not deemed to be a direct employee of the Company. See Item 12. Certain Relationships and Related Transactions.

(2) Other compensation for the named individuals represents the Company's contribution under its 401(k) employee savings plan.

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans designated entirely for the benefit of the Company's officers and directors.

OPTION/SAR GRANTS

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs have been made to any executive officer or any director since the inception of the Company, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

LONG-TERM INCENTIVE PLAN AWARDS

The Company has generally relied on grants of stock options and, to a lesser extent, grants of restricted stock and stock purchase rights, under its Incentive Plan, to provide long-term incentive-based compensation. The objectives of the Incentive Plan are to (i) attract and retain the services of key employees, qualified independent directors and qualified consultants and other independent contractors and (ii) encourage the sense of proprietorship and stimulate the active interest of those persons in the development and financial success of the Company. At May 31, 2001, 140,000 options and stock purchase rights under the Incentive Plan had been granted to six current employees at exercise prices ranging from $2.00 per share to $3.00 per share. Grants of Incentive Plan Awards are determined (number of awards and their terms) by the Chief Executive Officer.

Stock options are granted with an exercise price equal to the fair market value on the date of grant and expire 10 years from the date of grant. Vesting terms of each grant is left to the discretion of management but they generally vest beginning on the date of grant with 1/24th vesting each month over the following two succeeding years.

Stock purchase rights are granted with an exercise price equal to the fair market value on the date of grant. Vesting terms of each grant is left to the discretion of management but generally vest immediately upon being granted and expire within one year.

The Company has not granted any restricted stock awards under the Incentive Plan as of May 31, 2001.

401(k) EMPLOYEE SAVINGS PLAN

The Company has a tax qualified 401(k) Employee Savings Plan ("401(k) Plan") for its employees generally, in which the executive officers also participate. Under the 401(k) Plan, eligible employees are permitted to defer receipt of up to 15% of their compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the "Code")). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash. Pursuant to the 401(k) Plan, the Company elects to match 50% of the first 6% of employee deferral, with the Company's contribution subject to limitations imposed by the Internal Revenue Service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Salary deferral contributions under the 401(k) Plan are 100% vested. Company contributions vest ratably over five years. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment.

COMPENSATION TO DIRECTORS

The Company reimburses members of the Board of Directors for their expenses incurred in connection with their services as directors. There are no other compensation arrangements with any directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership as of May 31, 2001 of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted in the footnote to the table, and all ownership is of record and beneficial.

                               Number of                                                       Percentage of
                               Shares of                                                      Shares of Common
                              Common Stock                                                         Stock
                              Beneficially                                                     Beneficially
     Name of Owner               Owned                            Position                        Owned(1)
----------------------        ------------          --------------------------------------    ----------------
Joseph D. Smith                 1,104,400           President, Chief Executive Officer              8.44%
                                                    and a member of the Board of Directors

Richard L. Hansen                 502,000           Chief Operating Officer and a member            3.84%
                                                    of the Board of Directors

Thien K. Nguyen                 1,104,400           Chief Technical Officer and a member            8.44%
                                                    of the Board of Directors

Hahn H. Nguyen                  3,112,400           Member of the Board of Directors               23.79%

Russell A. Naisbitt(2)          1,115,555           Treasurer, Chief Financial Officer and          8.53%
                                                    a member of the Board of Directors

Diana M. Smith                  4,016,000           Executive Administrator and                    30.69%
                                                    a member of the Board of Directors
All officers and               10,954,755                                                          83.71%
directors as a group
(7 persons)

(1) Percentages are based on 13,085,528 shares of common stock outstanding as of the date hereof. Certain warrants issued to Forte Group L.L.C. ("Forte"), which are exercisable as of May 31, 2001, were excluded from the computation of the percentages of shares beneficially owned.

(2) Mr. Naisbitt is a Director of Forte. Forte has an exercisable warrant to purchase 1,115,555 shares of common stock. Mr. Naisbitt does not have sole voting and investment power for all shares beneficially owned by Forte. See Item
12. Certain Relationships and Related Transactions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company has entered into transactions with parties related to the Company. The Company believes that all transactions with related parties were entered into on terms no more or less favorable to the Company than could have been obtained from unrelated third parties.

ACQUISITION AND MERGER

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

PREFERRED STOCK

Elite Logistics Services, Inc. entered into an agreement with certain officers that provided for those officers to convert certain debt owing to them by Elite Logistics Services, Inc. for deferred compensation into equity in the form of Series A Preferred Redeemable Preference Shares. The shares carry an annual dividend of prime plus 2% per share and are redeemable on or before May 15, 2002, with Board of Directors approval.

The Series A Preferred shares of Elite Logistics Services, Inc. were exchanged for Preferred shares of the Company, on the same terms, upon consummation of the Merger.

FORTE GROUP L.L.C. - CONSULTING SERVICES AND OTHER TRANSACTIONS

Mr. Russell Naisbitt, a director of Elite Logistics, Inc. is also a director of Forte Group L.L.C. a Houston, Texas based venture catalyst specializing in accelerating the development of emerging technology companies.

On August 23, 1999, which was prior to its acquisition by Summit Silver, Inc., Elite Logistics Services, Inc. entered into a consulting agreement with Forte that provided for cash compensation of $20,000 per month for services provided by Forte over an initial period of twelve (12) months. Compensation (if any) and consulting services to be provided (if any) beyond the initial period are to be mutually agreed. In addition to the consulting fees detailed above, Forte earns certain success related contingency fees in the event that it introduces investors who fund the Company or executives who are employed by the Company. This agreement was subsequently extended through December 31, 2000. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2001 and 2000 were $110,047 and $167,655, respectively.

Forte was also issued a warrant to purchase 1,115,555 shares of the Company's common stock at $1.25, which was exchanged for a similar warrant to purchase shares in the Company upon consummation of the Merger. The exercise price of the warrant was the fair market value of the Company's common stock on the date of the grant.

OFFICERS LOANS AND DEFERRED COMPENSATION

On May 31, 2001 the Company owed accrued compensation and other outstanding loans as follows:

                       Accrued
Name                 Compensation        Loans          Total
----                 ------------      --------        --------
Joseph D. Smith        $ 27,524        $129,872        $157,396
Thien K. Nguyen          17,667          56,500          74,167
Diana M. Smith            3,165          12,000          15,165
                       --------        --------        --------
    Total              $ 48,356        $198,372        $246,728
                       --------        --------        --------

The Company has not entered into any other obligations regarding deferred compensation with its officers and consultants.

The loans bear interest at an annual rate of 5.5%, are unsecured and mature during the fourth quarter of 2002.

MANAGEMENT SERVICE AGREEMENTS

During the years ended May 31, 2001 and 2000, the Company entered into management service agreements with various members of management. These agreements are for unspecified terms and contain 12-18 month non-compete clauses for employees in the event that their job tenure with the Company is severed. The agreements also provide for the granting of up to 555,000 options to acquire common stock of the Company over the next three years, contingent upon their continued employment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

                                INDEX TO EXHIBITS

         EXHIBIT  DESCRIPTION

         3.1* Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 10SB as filed on March 7,
                  2000).

         3.2* Amended (No. 1) Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Form 10SB as filed on March 7, 2000).

         3.3* Amended (No. 2) Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Registrant's Form 10SB as filed on March 7, 2000).

         3.4* Amended (No. 3) Articles of Incorporation (incorporated by reference to Exhibit 3.4 of Registrant's Form 10SB as filed on March 7, 2000).

         3.5* Amended (No. 4) Articles of Incorporation (incorporated by reference to Exhibit 3.5 of Registrant's Form 10SB as filed on March 7, 2000).

         3.6* Bylaws (incorporated by reference to Exhibit 3.6 of Registrant's Form 10SB as filed on March 7, 2000).

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

         4.8* Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of Registrant's Form 10QSB as filed on January 5, 2001).

         4.9* Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of Registrant's Form 10QSB as filed on January 5, 2001).

         4.10*    Warrant Agreement - Koyah. (incorporated by reference to
                  Exhibit 4.10 of Registrant's Form 10QSB as filed on January 5,
                  2001).

         4.11* Investment Banking Agreement - Schneider Securities. (incorporated by reference to Exhibit 4.11 of Registrant's Form 10QSB as filed on April 11, 2001.

         4.12     Termination of Investment Banking Agreement - Schneider
                  Securities.


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

         10.4*    Distribution Agreement (incorporated by reference to Exhibit
                  10.4 of Registrant's Form 10SB12G/A as filed on July 11,
                  2000).

         11.1     Computation of Per Share Earnings.

         23.1     Consent of William and Webster, P.S.

         99.1* Office Lease (incorporated by reference to Exhibit 99.1 of Registrant's Form 10SB as filed on March 7, 2000).

         99.2* Agreement between the Company and Vollmer Public Relations (incorporated by reference to Registrant's Form 10SB12G/A as filed on June 15, 2000).

         *Incorporated by reference as indicated.

(b) REPORTS ON FORM 8-K: THE COMPANY FILED NO REPORT ON FORM 8-K DURING THE QUARTER ENDED MAY 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELITE LOGISTICS, INC.


                           BY: /s/ Joseph D. Smith
                               -------------------------------------------------
                                   Joseph D. Smith, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----
/s/    Joseph D. Smith              Chief Executive Officer          August 29, 2001
----------------------------        and Chairman of the Board
       Joseph D. Smith

/s/    Russell A. Naisbitt          Chief Financial Officer          August 29, 2001
----------------------------        and Treasurer
       Russell A. Naisbitt

/s/    Richard L. Hansen            Chief Operations Officer         August 29, 2001
----------------------------        and Director
       Richard L. Hansen

/s/    Thien K. Nguyen              Chief Technical Officer          August 29, 2001
----------------------------        and Director
       Thien K. Nguyen

/s/    Hanh H. Nguyen               Director                         August 29, 2001
----------------------------
       Hanh H. Nguyen


                              ELITE LOGISTICS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             Page
                                                             ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                 F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of May 31, 2001 and 2000          F-4

         Statements of Operations for the Years Ended
           May 31, 2001 and 2000                             F-5

         Statements of Stockholders' Equity (Deficit)
           for the Years Ended May 31, 2001 and 2000         F-6

         Statements of Cash Flows for the Years Ended
           May 31, 2001 and 2000                             F-7

         Notes to Consolidated Financial Statements          F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Elite Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Elite Logistics, Inc. as of May 31, 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Logistics, Inc. as of May 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Managements' plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Pannell Kerr Forster of Texas, P.C.
--------------------------------------
    Pannell Kerr Forster of Texas, P.C.

    Houston, Texas
    August 10, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Elite Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Elite Logistics, Inc. as of May 31, 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Logistics, Inc. as of May 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Managements' plans regarding the resolution of this issue are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
----------------------------
    Williams & Webster, P.S.

    Spokane, Washington
    August 23, 2000

ELITE LOGISTICS, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                              May 31,
                                                                                  -------------------------------
                                                                                      2001                2000
                                                                                  -----------         -----------
                                  ASSETS

CURRENT ASSETS
  Cash                                                                            $    34,591         $    89,334
  Accounts receivable, net of an allowance of $70,294 and $0
    as of May 31, 2001 and 2000, respectively                                         133,542             249,657
  Inventory                                                                           237,745             744,726
  Other receivables                                                                     1,193               5,245
  Investments                                                                              --              24,400
  Note receivable                                                                          --              10,000
                                                                                  -----------         -----------
    TOTAL CURRENT ASSETS                                                              407,071           1,123,362
                                                                                  -----------         -----------

PROPERTY AND EQUIPMENT
  Computer equipment                                                                  141,539             116,110
  Software                                                                            118,788              91,052
  Furniture and equipment                                                              63,978              11,406
  Less: accumulated depreciation and amortization                                    (169,564)           (106,563)
                                                                                  -----------         -----------
    TOTAL PROPERTY AND EQUIPMENT, NET                                                 154,741             112,005
                                                                                  -----------         -----------

OTHER ASSETS
  Patents                                                                              62,592              41,498
                                                                                  -----------         -----------

TOTAL ASSETS                                                                      $   624,404         $ 1,276,865
                                                                                  ===========         ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                $   336,902         $   599,826
  Accrued expenses                                                                     66,342              95,594
  Leases payable                                                                       35,255               4,356
  Accrued salaries                                                                     48,356              48,356
  Accrued preferred stock dividends                                                    43,729              17,752
  Shareholder loans payable                                                           205,373              10,000
  Notes payable                                                                        93,736                  --
                                                                                  -----------         -----------
    TOTAL CURRENT LIABILITIES                                                         829,693             775,884
                                                                                  -----------         -----------

LONG-TERM LIABILITIES
  Leases payable, net of current portion                                               24,017               3,887
                                                                                  -----------         -----------

    TOTAL LIABILITIES                                                                 853,710             779,771
                                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                              --                  --

REDEEMABLE PREFERRED STOCK                                                            244,500             244,500
                                                                                  -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.01 par value; 50,000,000 shares authorized, 13,085,258 and 12,186,139 shares issued and outstanding as of May
    31, 2001 and 2000, respectively                                                   130,853             121,862
  Warrants                                                                            592,063             230,210
  Additional paid-in capital                                                        2,431,314           1,479,968
  Accumulated deficit                                                              (3,598,036)         (1,579,446)
  Treasury stock - 15,000 shares, at cost                                             (30,000)                 --
                                                                                  -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (473,806)            252,594
                                                                                  -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $   624,404         $ 1,276,865
                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             Year Ended May 31,
                                                    ---------------------------------
                                                        2001                 2000
                                                    ------------         ------------
REVENUES                                            $  1,771,600         $    569,263

COST OF REVENUES                                       1,441,444              656,450
                                                    ------------         ------------

GROSS PROFIT (LOSS)                                      330,156              (87,187)
                                                    ------------         ------------

EXPENSES
   Sales and marketing                                   530,543              321,151
   General and administrative                          1,281,267            1,091,758
   Research and development                              470,563              217,113
                                                    ------------         ------------
     TOTAL EXPENSES                                    2,282,373            1,630,022
                                                    ------------         ------------

     OPERATING LOSS                                   (1,952,217)          (1,717,209)
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
   Loss on sale of equipment                              (1,207)                  --
   Loss on exchange of investments                       (19,400)                  --
   Interest income                                         1,812                3,869
   Interest expense                                      (21,601)             (10,967)
                                                    ------------         ------------
     TOTAL OTHER INCOME (EXPENSE)                        (40,396)              (7,098)
                                                    ------------         ------------

LOSS BEFORE INCOME TAXES                              (1,992,613)          (1,724,307)

INCOME TAXES                                                  --                   --
                                                    ------------         ------------

NET LOSS                                            $ (1,992,613)        $ (1,724,307)
                                                    ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (0.16)        $      (0.16)
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
   COMMON SHARES OUTSTANDING                          12,712,670           11,090,604
                                                    ============         ============


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

                                         Common Stock                     Additional                                    Total
                                  -------------------------                Paid-in      Accumulated     Treasury    Stockholders'
                                     Shares       Amounts      Warrants     Capital       Deficit        Stock      Equity (Deficit)
                                  -----------   -----------  -----------  -----------   -----------    -----------  ----------------
Balance at June 1, 1999            10,040,000   $   100,400  $        --  $   295,127   $  (543,595)   $        --   $  (148,068)

Issuance of common stock for
   cash at $1.25 per share            320,000         3,200           --      396,800            --             --       400,000

Issuance of common stock at
   $1.25 per share in exchange
   for accounts payable                40,000           400           --       49,600            --             --        50,000

Warrants issued  for
   consulting fees                         --            --      229,955           --            --             --       229,955

Allocation of shareholder
   losses upon "S" corporation
   termination                             --            --           --     (706,208)      706,208             --            --

Reverse acquisition and
   recapitalization                 1,014,500        10,145           --       15,242            --             --        25,387

Issuance of common stock for
   cash at $2.00 per share, net
   of expenses of $29,859             466,251         4,663           --      897,980            --             --       902,643

Issuance of common stock for
   cash at $2.00 per share, net
   of expenses of $76,295             215,500         2,155           --      352,550            --             --       354,705

Exercise of options                    21,700           217           --       43,183            --             --        43,400

Issuance of common stock
   in exchange for professional
   services at $2.00 per share         68,188           682           --      135,694            --             --       136,376

Options issued for compensations           --            --          255           --            --             --           255

Preferred cumulative dividends             --            --           --           --       (17,752)                     (17,752)

Net loss                                   --            --           --           --    (1,724,307)            --    (1,724,307)
                                  -----------   -----------  -----------  -----------   -----------    -----------   -----------

Balance at May 31, 2000            12,186,139       121,862      230,210    1,479,968    (1,579,446)            --       252,594

Issuance of 897,819 shares of
   common stock and 836,641
   warrants, net of expenses
   of $27,416                         897,819         8,978      361,853      948,759            --             --        1,319,590

Exercise of options                     1,300            13           --        2,587            --             --            2,600

Purchase of treasury stock,
   15,000 shares, at cost                  --            --           --           --            --        (30,000)         (30,000)

Preferred cumulative dividends             --            --           --           --       (25,977)            --          (25,977)

Net loss                                   --            --           --           --    (1,992,613)            --       (1,992,613)
                                  -----------   -----------  -----------  -----------   -----------    -----------      -----------

Balance at May 31, 2001            13,085,258   $   130,853  $   592,063  $ 2,431,314   $(3,598,036)   $   (30,000)     $  (473,806)
                                  ===========   ===========  ===========  ===========   ===========    ===========      ===========

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Year Ended May 31,
                                                         ----------------------------
                                                             2001             2000
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,992,613)     $(1,724,307)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation and amortization                          63,001           39,642
       Allowance for doubtful accounts                        70,294               --
       Common stock issued for professional services         414,725          136,376
       Warrants issued for professional services              24,354          229,995
       Common stock issued for accounts payable                   --           50,000
       Notes payable issued for services                      65,980               --
       Options issued for compensation                            --              255
       Loss on exchange of investments                        19,400               --
       Investments exchanged for services                      5,000               --
       Loss on sale of equipment                               1,207               --
     Changes in operating assets and liabilities:
       Accounts and other receivables                         49,873         (243,677)
       Inventory                                             506,981         (693,070)
       Accounts payable                                     (262,924)         552,482
       Accrued expenses                                      (29,252)          90,702
       Accrued salaries                                           --           42,103
                                                         -----------      -----------

     Net cash used in operating activities                (1,063,974)      (1,519,499)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (20,778)         (43,006)
   Proceeds from sales of property and equipment                 591               --
   Proceeds from note receivable                             (10,000)          10,000
   Patent costs                                              (21,094)         (29,980)
                                                         -----------      -----------

     Net cash used in investing activities                   (31,281)         (82,986)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock net of expenses                         869,791        1,657,348
   Exercise of options                                         2,600           43,400
   Net cash acquired in recapitalization                          --            4,489
   Payments on leased equipment                              (24,616)          (5,581)
   Payments on notes payable                                (186,186)              --
   Proceeds from notes payable                               213,550               --
   Payments on notes payable shareholders                    (10,000)         (52,101)
   Proceeds from notes payable shareholders                  205,373           10,000
   Purchase of treasury stock                                (30,000)              --
                                                         -----------      -----------

     Net cash provided by financing activities             1,040,512        1,657,555
                                                         -----------      -----------

Net (decrease) increase in cash                              (54,743)          55,070

Cash, beginning of period                                     89,334           34,264
                                                         -----------      -----------

Cash, end of period                                      $    34,591      $    89,334
                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Elite Logistics, Inc. (hereinafter the "Company" or "ELI"), an Idaho corporation, through its wholly owned subsidiary, Elite Logistics Services, Inc. ("Elite"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and information technology in the automotive industry. Elite designs and sells, primarily through a dealer/distributor channel, the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems ("GPS") receiver, links a vehicle, or other asset, to Elite's Internet servers via ReFLEXTM two-way wireless telemetry networks. Elite is also a telematics services provider ("TSP") providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. The Company's products and services are marketed nationally and in certain international markets.

Acquisition and Merger
On November 17, 1999, Elite completed an acquisition agreement and plan of merger (the "Merger") with Summit Silver, Inc. ("SSI") (See Note 11). In late November 1999, SSI was renamed to Elite Logistics, Inc.

SSI was a non-operating shell company with limited assets. Consequently, the substance of the merger transaction was a capital transaction rather than a business combination. The transaction was equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded.

Subsequent to the merger, Elite continued as a wholly owned subsidiary of ELI.

Going Concern Considerations
As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,992,613 for the year ended May 31, 2001 and continues to experience negative cash flows from operations. Management will be required to, and expects to, raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements. The financial statements and accompanying notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements for the years presented.

Basis of Accounting
ELI uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. For accounting purposes, Elite was deemed to be the acquirer under a reverse takeover transaction; accordingly, historical results of operations of the Company prior to November 17, 1999 (date of the Merger) include the accounts and results of operations of Elite. The financial statements and accompanying notes for all periods presented have been retroactively restated to comply with the reporting requirements for this capital transaction.

Reclassifications
Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on fiscal year 2000 net loss or stockholders' equity.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising
Advertising costs are charged to operations in the period incurred.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred. Equipment acquired in the Merger was recorded at net book value. Depreciation expense for the years ended May 31, 2001 and 2000 was $63,001 and $39,642, respectively.

Impairment of Long-lived Assets
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Impairments are charged to operations in the period to which events and circumstances indicate that such assets might be impaired.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

Stock-Based Compensation
The Company accounts for Stock Based Compensation in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion ("APB") No. 25 and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25 (See Note 15).

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the years ended May 31, 2001 and May 31, 2000, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Intangibles
Intangible assets consist of patents pending. Patent costs will be amortized using a straight-line method over 17 years once a patent is granted.

Research and Development Costs
Costs of research and development are expensed as incurred.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Revenues and cost of revenues are recognized when services and products are furnished or delivered. Product is directly shipped to consumers from the Company's contract manufacturer if ten or more units are ordered. Orders of less than ten units are shipped by the Company from a limited inventory of finished goods.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. As of May 31, 2001 and 2000, $21,683 and $23,568, respectively, has been accrued and recorded as compensated absences.

Concentration of Credit Risk
The Company maintains its cash with a major U.S. bank and, from time to time, these amounts exceed the Federally insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION

Following is a summary of supplemental cash flow disclosure information:

                                                      Year Ended May 31,
                                                    ---------------------
                                                      2001         2000
                                                    --------     --------
Cash paid for interest                              $ 18,634     $ 11,009

NON-CASH TRANSACTIONS:
   Issuance of preferred stock for compensation     $     --     $244,500
   Issuance of stock for professional services      $414,725     $136,376
   Warrants issued for professional services        $ 24,354     $229,995
   Issuance of stock for accounts payable           $     --     $ 50,000
   Issuance of stock for equipment                  $ 10,681     $     --
   Options issued for compensation                  $     --     $    255
   Equipment financed by capital lease              $ 76,037     $  2,481
   Notes payable issued for services                $ 65,980     $     --
   Investments exchanged for services               $  5,000     $     --

NOTE 4 - NOTES RECEIVABLE

On May 24, 2000, the Company received a promissory note receivable from a customer in the amount of $10,000 with an interest rate of 18% and a maturity date of June 24, 2000. The note was issued in exchange for Elite providing services on computer hardware located at the customer's place of business.

The note was paid in full on June 24, 2000 and all services contracted for were substantially performed.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS

At May 31, 2000, the Company's investment securities, which were bought and held principally for the purpose of sale in the near term, were classified as trading securities. The Company's securities, which were originally acquired by Summit Silver, Inc., were recorded at fair value on the balance sheet as current assets, with changes in fair value included in earnings.

At May 31, 2000, the Company's trading securities consisted of common stock stated at fair value and are summarized as follows:

      Investment
      ----------
      Ashington Mining Company                  $     600
      Sterling Mining Company                      21,200
      Royal Silver Mines, Inc.                      1,000
      Utah-Idaho Consolidated Uranium, Inc.         1,600
                                                ---------
                                                $  24,400
                                                =========

During the year ended May 31, 2001, these securities were exchanged for goods and services resulting in a net loss on the disposition of $19,400 based on the fair market value of the securities on the date of the exchange.

NOTE 6 - PATENTS

The Company currently has two domestic and two foreign patent applications pending. The Company's patent applications relate to internet-enabled, global positioning system technology for the commanding, controlling, identification and routing of items in transit.

The costs of patent applications and any cost incurred defending its patents are capitalized as incurred. The costs of patents are expected to be amortized over their statutory lives of 17 years upon receipt of patent approvals. As of May 31, 2001, the Company had not yet received its patent approvals. Accordingly, no patent amortization expense has been recorded during the years ended May 31, 2001 or 2000.

NOTE 7 - INVENTORY

Inventory is stated at the lower of cost or market, with cost being determined on a weighted average basis.

Inventory consists of the following:

                           May 31,
                   ---------------------
                     2001         2000
                   --------     --------
Finished Goods     $ 50,572     $ 54,558
Raw materials       187,173      690,168
                   --------     --------
Total              $237,745     $744,726
                   --------     --------

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT

Capital leases
Elite has capital leases with various leasing companies for office equipment and computer hardware and software with monthly installments of $3,473, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of May 31, 2001 and 2000 were $59,272 and $8,243, respectively.

Following is a summary of office equipment and computer hardware and software under capital lease:

                                           May 31,
                                   ----------------------
                                     2001          2000
                                   --------      --------
Office equipment                   $ 50,739      $     --
Computer hardware and software       37,624        12,325
Less accumulated amortization       (28,503)       (3,887)
                                   --------      --------

Capitalized cost, net              $ 59,860      $  8,438
                                   --------      --------

Depreciation expense of office equipment and computer hardware and software under capital leases amounted to $24,616 and $3,887 for the years ended May 31, 2001 and 2000, respectively, and is included in total depreciation expense in the consolidated statements of operations.

Future minimum payments, including interest, under capital leases as of May 31, 2001 are as follows:

  Year Ending
    May 31,
  -----------
     2002                     $  39,473
     2003                        27,655
                              ---------

     Total                    $  67,128
                              ---------

Future minimum payments under capital leases consist of the following:

                                             May 31,
                                      ----------------------
                                        2001          2000
                                      --------      --------
Future minimum lease payment          $ 67,128      $ 10,146
Less amount representing interest       (7,856)       (1,903)
                                      --------      --------

Present value of net minimum
   capital lease payments             $ 59,272      $  8,243
                                      --------      --------

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shareholder Loans Payable
The Company has loans from its shareholders, who are also officers and management of the Company, in the amount of $205,373 and $10,000 at May 31, 2001 and 2000, respectively. The notes bear interest at an annual rate of 5%, are unsecured and mature during the fourth quarter of 2002.

Notes Payable
At May 31, 2001, the Company has various unsecured notes payable with American Express in the amount of $21,058. Monthly payments total $7,979, including interest at an annual rate of approximately 15.9%. Each note payable has a maturity of six months from the date of its origination.

Factoring Agreement
During June 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. Through May 31, 2001, the Company has received advances totaling $213,550 under this factoring agreement of which $140,872 has been repaid. The outstanding balance owed under the factoring agreement as of May 31, 2001 is $72,678.

NOTE 9 - INCOME TAXES

Prior to August 31, 1999, the effective date of the Merger, the Company elected to be taxed under Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay Federal corporate income taxes on its taxable income. Instead, the stockholders of the Company were liable for individual Federal income taxes on their respective shares of corporate income.

Accordingly, no provision has been made for Federal income taxes for any period prior to August 31, 1999 in the accompanying financial statements. On September 1, 1999, the Company sold shares of common stock to non-qualifying stockholders and as a result, the Company's S election was terminated. The loss for the period from May 31, 1999 to August 31, 1999 of $162,613 was allocated to the S Corporation and passed through to the shareholders of record on August 31, 1999. The loss for the period from September 1, 1999 to May 31, 2000 was $1,561,694 and is included within the Company's net operating loss as of May 31, 2000. In compliance with financial accounting reporting standards, the accumulated losses of $706,208 from the S Corporation period were cancelled against the Company's additional paid-in capital. Subsequent to August 31, 1999, the Company has not generated taxable income, thus no provision for tax expense has been recorded for any period.

As of May 31, 2001, net operating losses ("NOLs") accumulated since the Company became a C corporation total $3,554,307 and begin to expire in 2020. Additionally, at November 17, 1999, SSI had a NOL carryforward of approximately $1,450,000, which may be offset against future taxable income through 2013. It is currently unknown if the NOL carryforwards will expire unused. With the significant change in ownership, the Company's ability to utilize these NOLs will be substantially minimized for future periods in accordance with Internal Revenue Service

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Code Section 382. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefit of this deferred tax asset relating to the NOL carryforward.

The Company has no other significant book to tax differences in its assets and liabilities, which would give rise to other deferred tax assets or liabilities.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has loans from its shareholders in the amounts of $205,373 and $10,000 and at May 31, 2001 and May 31, 2000, respectively. The notes bear an interest rate of 5% annually, are unsecured, and mature during the fourth quarter of 2002. Accrued salaries due to shareholders amount to $48,356 at May 31, 2001 and 2000, respectively. In September 1999, the shareholders exchanged $244,500 of accrued salaries for 2,445 shares of preferred stock at $100 per share (See Note 12).

On August 23, 1999, which was prior to its acquisition by Summit Silver, Inc., Elite Logistics Services, Inc. entered into a consulting agreement with Forte Group L.L.C. ("Forte") that provided for cash compensation of $20,000 per month for services provided by Forte over an initial period of twelve (12) months. Compensation (if any) and consulting services to be provided (if any) beyond the initial period are to be mutually agreed. In addition to the consulting fees detailed above, Forte earn certain success related contingency fees in the event that it introduces investors who fund the Company or executives who are employed by the Company. This agreement was subsequently extended through December 31, 2000. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2001 and 2000 were $110,047 and $167,655, respectively.

NOTE 11 - MERGER AND ACQUISITION

On November 17, 1999, Elite completed a Merger with SSI. In late November 1999, SSI was renamed to Elite Logistics, Inc..

Under the terms of the agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. Elite continued as a subsidiary of ELI.

As SSI was a non-operating company with limited assets, the substance of the merger transaction was a capital transaction, rather than a business combination. The transaction was equivalent to the issuance of stock by Elite for the net assets of SSI, accompanied by a recapitalization. The accounting was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded.

In connection with this same transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock, which conferred the same rights and provisions as the original shares of Elite's preferred stock. The exchange of the redeemable preferred stock resulted in no significant valuation adjustment in the allocation of value in the

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger. Also, 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

The income statement effect of the Merger with SSI was the recognition of $2,800 of SSI's expenses in the consolidated financial statements. The only substantial asset of SSI that was acquired was $24,400 of investments. The liabilities acquired by Elite in the transaction totaled $10,247.

NOTE 12 - REDEEMABLE PREFERRED STOCK

On September 15, 1999, Elite issued 2,445 shares of Series A Redeemable Preferred Stock ("Preferred Stock") with $100 par value as payment to existing stockholders for deferred compensation. As part of the acquisition of SSI, these shares were exchanged for 2,445 shares of SSI's Preferred Stock at $0.01 par value with a $100 redemption price per share having the same rights and privileges as the original shares of Elite's preferred stock.

Total authorized shares of Preferred Stock is 10,000,000 and have preferences as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (prime was 7.00% at May 31, 2001). As of May 31, 2001, cumulative dividends accrued, but not declared or paid, amount to $43,729 and are recorded as accrued preferred stock dividends.

The Company was required to redeem all issued and outstanding shares of Preferred Stock on September 15, 2000 at a redemption price of $100 per share. On September 15, 2000, the Company failed to redeem the outstanding shares of Preferred Stock as required, and subsequently negotiated with the preferred stockholders to extend the term to May 15, 2002. Prior to such time, at the option of the board of directors, the Company may redeem in whole or in part the outstanding Preferred Stock. At May 31, 2001, no shares of Preferred Stock were redeemed.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases office space in Freeport, Texas under a three-year term ending December 31, 2002 with monthly lease payments of $7,469. The future expected minimum lease payments on the above lease at May 31, 2001 are as follows:

                 2002                    $    89,628
                 2003                         52,283
                                         -----------
                                         $   141,911

Rent expense for the years ended May 31, 2001 and 2000 was $83,359 and $32,194, respectively.

Distributorship Agreement
During February 1999, the Company entered into an exclusive agreement with a distributor to sell the Company's PageTrack(R) system (which involves two-way pager service requirements). The agreement limits the market area. Elite is required to pay the distributor 20% of net sales of air time less a 10% administration charge under the terms of the distributorship agreement.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Service Agreements
During the years ended May 31, 2001 and 2000, the Company entered into management service agreements with various members of management. These agreements are for unspecified terms and contain 12-18 month non-compete clauses for employees in the event that their job tenure with the Company is severed. The agreements also provide for the granting of up to 555,000 options to acquire common stock of the Company over the next three years, contingent upon their continued employment.

NOTE 14 - COMMON STOCK

Prior to the Merger, Elite Logistics Services, Inc. had 100 shares of no par stock issued and outstanding. In September 1999, the original 100 shares were split at 100,400 to 1 and converted to 10,040,000 shares of common stock (See
Note 11). As a result of the stock split, the financial statements have been retroactively restated for the 10,040,000 shares of common stock as if they have always been outstanding.

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock includes warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance (See Note 15).

During the year ended May 31, 2000, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 1,001,751 shares of common stock generating cash proceeds of $1,657,348 (net of offering expenses of $106,154). In addition, the Company issued 68,188 shares of common stock in exchange for goods and services that had a total value of $136,376 and 40,000 shares of common stock in settlement of a vendor payable of $50,000. Additionally, an employee of the Company exercised options in which the Company issued 21,700 shares of common stock at an exercise price of $2.00 per share generating cash proceeds of $43,400.

During the year ended May 31, 2001, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 619,281 shares of common stock generating cash proceeds of $869,830 (net of offering expenses of $27,416). In addition, the Company issued 258,654 shares of common stock in exchange for goods and services that had a total value of $378,725 and 3,884 shares of common stock in exchange for equipment that had a total value of $10,681. During December 2000, the Company issued 16,000 shares of common stock to employees of the Company as compensation for prior services. Correspondingly, compensation expense of $36,000 was recorded by the Company. Additionally, an employee of the Company exercised options in which the Company issued 1,300 shares of common stock at an exercise price of $2.00 per share generating cash proceeds of $2,600.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - WARRANTS AND OPTIONS

Warrants
On September 20, 1999, the Board of Directors approved the issuance of a warrant to Vernor Investments to purchase up to 100,000 shares of the Company's common stock at 5% below the current market value at the time of exercise, exercisable from the date of issuance until September 30, 2000. These warrants expired unexercised.

On November 10, 1999, the Board of Directors approved the issuance of a warrant to Forte to purchase up to 1,115,555 shares of the Company's common stock at $1.25 per share from the date of issuance until September 30, 2002.

During the year ended May 2001, as referred to Note 14, the Company completed various private offerings of its common stock for cash and goods and services. In conjunction with these offerings, the Company also issued warrants to acquire an additional 581,641 shares of common stock with an exercise price ranging from $1.35 - $2.75 per share, expiring 18 months to three years from the date of issuance. Additionally, 255,000 warrants were issued for goods and services having a total value of $24,354. These warrants have an exercise price of $1.35
- $2.75 per share, expiring three years from the date of issuance.

During October 2000, provisions for a private placement of the Company's common stock provided for the issuance of 555,556 warrants and contingent penalty warrants which are to be issued in the future in the event that the Company's common stock underperformed relative to predetermined milestones. Since October 2000, under the provisions of this offering, 200,000 penalty warrants were issued at an exercise price of $1.35 per share. Should the Company's stock continue to underperform, additional warrants of 400,000 will be required to be issued prior to June 13, 2001. At the request of the shareholder, the issuance of the remaining 400,000 penalty warrants are in the process of being waived in lieu of a reduced exercise price of the original 555,556 warrants previously issued.

During the years ended May 31, 2001 and 2000, no warrants were exercised.

A summary of information regarding warrants is as follows:

                                                                Year Ended May 31,
                                        ------------------------------------------------------------------
                                                    2001                                 2000
                                        ------------------------------       -----------------------------
                                                           Weighted                           Weighted
                                         Number of         Average            Number of        Average
                                          Shares        Exercise Price         Shares       Exercise Price
                                        ----------      --------------       ----------     --------------
Outstanding at beginning of year         1,215,555         $     1.25                --        $       --

Granted                                    836,641               2.10         1,215,555              1.25
Exercised                                       --                 --                --                --
Forfeited or expired                      (100,000)                --                --                --
                                        ----------                           ----------

Outstanding at end of year               1,952,196         $     1.60         1,215,555        $     1.25
                                        ----------                           ----------

Weighted average fair value of
warrants granted during the year        $     0.43                           $     0.19
                                        ----------                           ----------

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of warrants at the dates of grant were estimated using the Black-Scholes Option Price Calculation model using the following assumptions:

                                                         Year Ended May 31,
                                                   --------------------------------
                                                       2001              2000
                                                   --------------    --------------
                      Expected life (years)            1.5 - 3           1.5 - 3
                      Risk free interest rates       4.7% - 5.5%          5.5%
                      Volatility                      30% - 75%           0.5%
                      Dividend yield                      0%               0%

During the years ended May 31, 2001 and 2000, the fair market value of these warrants were determined to be $361,853 and $229,955, respectively. Of these amounts, warrants issued for goods and service during the years ended May 31, 2001 and 2000 resulted in the Company recording expenses of $24,354 and $229,955, respectively, pursuant to SFAS No. 123.

Employee Stock Option Plan
In 2000, the Company adopted the Elite Logistics, Inc. 2000 Equity Incentive Plan, under which 500,000 shares of common stock were available for issuance with respect to awards (which may comprise options and/or stock purchase rights) granted to officers, management and other key employees of the Company. During 2001, the Board of Directors voted and approved to raise the shares available under the equity incentive plan to 1,000,000. The plan also includes a provision for an annual increase in the number of shares available for issuance to 200,000 shares or 1.5% of the outstanding shares or a lesser amount determined by the Board. At the time the option is granted, the administrator shall fix the period within which the option may be exercised, fixing the exercise price at no less than 100% of the fair market value per share on the date of grant and will determine the acceptable form of consideration for exercising the option.

During the years ended May 31, 2001 and 2000, the Company entered into management service agreements with various employees that provide for the granting of options to purchase common stock of the Company over a three year period with the first grant commencing on or about the one year anniversary of the date of their agreement contingent upon continued employment. These options vest 1/3 upon the completion of one year of service following the date of grant and thereafter 1/24 vests each subsequent month of service and are exercisable at the fair market value on the date of grant. Options covered by such agreements totaled 555,000 and 30,000 at May 31, 2001 and 2000, respectively. At May 31, 2001, 40,000 options have been granted under the provisions of the management service agreements with the remaining to be granted over the next three years contingent on future employment.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2000 Equity Incentive Plan is as follows:

                                                             Year Ended May 31,
                                        ----------------------------------------------------------
                                                   2001                            2000
                                        -------------------------        -------------------------
                                        Number of        Exercise        Number of        Exercise
                                         Options           Price          Options           Price
                                        ---------        --------        ---------        --------
Outstanding, beginning of year             1,300         $   2.00              --         $     --
Granted                                  140,000             2.63          23,000             2.00
Exercised                                 (1,300)            2.00         (21,700)            2.00
Expired                                  (80,000)            2.94              --               --
Forfeited                                     --               --              --               --
                                         -------                         --------

Outstanding, end of year                  60,000             2.22           1,300             2.00
                                         -------                         --------

Exercisable, end of year                  37,222             2.16           1,300             2.00
                                         -------                         --------

Available for grant, end of year         940,000                          498,700
                                         -------                         --------

During the years ended May 31, 2001 and 2000, 1,300 and 21,700 options, respectively, were exercised by employees of the Company generating cash proceeds of $2,600 and $43,400, respectively.

The weighted average fair value at date of grant for options granted during 2001 and 2000 was $0.88 and $0.20 per option, respectively.

The fair value of options at the dates of grant were estimated using the Black-Scholes Option Price Calculation model using the following assumptions:

                                                   Year Ended May 31,
                                             -------------------------------
                                                 2001                  2000
                                             -----------              ------
       Expected life                           10 yrs.                6 mos.
       Risk-free interest rate               4.0% - 6.5%                5.5%
       Volatility                             30% - 75%                 0.5%
       Dividend yield                             0%                      0%

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for the year ended May 31, 2001, consistent with the provisions of SFAS No. 23, the Company's net loss and basic and diluted loss per share would have been increased to the proforma net loss and basic and diluted loss per share amounts indicated below:


   Net loss - as reported                                        $(1,992,613)
   Net loss - proforma                                           $(2,115,945)
   Basic and diluted loss per share - as reported                $     (0.16)
   Basic and diluted loss per share - proforma                   $     (0.17)

For the year end May 31, 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share amounts would have been materially the same as those reported.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - 401(k) EMPLOYEE SAVINGS PLAN

During May 2000, the Company adopted the Elite Logistics Services, Inc. 401(k) Plan (the "Plan"), a tax-deferred incentive savings and profit sharing plan to provide retirement benefits to its employees. The Company's contribution to the Plan is determined by the Board of Directors but in no event will exceed 50% of the first 6% of employee deferral. Salary deferral contributions are 100% vested and the Company's matching contribution vests ratably over five years. The Company's matching contribution related to the Plan was $19,519 during the year ended May 31, 2001.

                                INDEX TO EXHIBITS

         EXHIBIT  DESCRIPTION
         -------  -----------
         3.1*     Articles of Incorporation (incorporated by reference to
                  Exhibit 3.1 of Registrant's Form 10SB as filed on March 7,
                  2000).

         3.2* Amended (No. 1) Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Form 10SB as filed on March 7, 2000).

         3.3* Amended (No. 2) Articles of Incorporation (incorporated by reference to Exhibit 3.3 of Registrant's Form 10SB as filed on March 7, 2000).

         3.4* Amended (No. 3) Articles of Incorporation (incorporated by reference to Exhibit 3.4 of Registrant's Form 10SB as filed on March 7, 2000).

         3.5* Amended (No. 4) Articles of Incorporation (incorporated by reference to Exhibit 3.5 of Registrant's Form 10SB as filed on March 7, 2000).

         3.6*     Bylaws (incorporated by reference to Exhibit 3.6 of
                  Registrant's Form 10SB as filed on March 7, 2000).

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

         4.8* Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of Registrant's Form 10QSB as filed on January 5, 2001).

         4.9* Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of Registrant's Form 10QSB as filed on January
                  5, 2001).

         4.10*    Warrant Agreement - Koyah. (incorporated by reference to
                  Exhibit 4.10 of Registrant's Form 10QSB as filed on January 5,
                  2001).

         4.11*    Investment Banking Agreement - Schneider Securities.
                  (incorporated by reference to Exhibit 4.11 of Registrant's
                  Form 10QSB as filed on April 11, 2001.

         4.12     Termination of Investment Banking Agreement - Schneider
                  Securities.


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

         10.4*    Distribution Agreement (incorporated by reference to Exhibit
                  10.4 of Registrant's Form 10SB12G/A as filed on July 11,
                  2000).

         11.1     Computation of Per Share Earnings.

         23.1     Consent of William and Webster, P.S.

         99.1*    Office Lease (incorporated by reference to Exhibit 99.1 of
                  Registrant's Form 10SB as filed on March 7, 2000).

         99.2*    Agreement between the Company and Vollmer Public Relations
                  (incorporated by reference to Registrant's Form 10SB12G/A as filed on June 15, 2000).

         *Incorporated by reference as indicated.