Form 10QSB
period 2001-08-31
ELITE LOGISTICS INC
filed 2001-10-15
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 2001

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

As of October 12, 2001, the number of shares outstanding of the registrant's class of common stock was 13,135,258.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No: [X]

                              ELITE LOGISTICS, INC.


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of August 31, 2001 and May 31, 2001        2

         Consolidated Statements of Operations for the Three Months ended
         August 31, 2001 and August 31, 2000                                       3

         Consolidated Statement of Stockholders' Equity (Deficit) for the Three
         Months ended August 31, 2001                                              4

         Consolidated Statements of Cash Flows for the Three Months ended
         August 31, 2001 and August 31, 2000                                       5

         Notes to the Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                           10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                        14

Item 2.  Changes in Securities                                                    14

Item 3.  Defaults Upon Senior Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                      14

Item 5.  Other Information                                                        14

Item 6.  Exhibits and Reports on Form 8-K                                         14

Signatures                                                                        15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             August 31,      May 31,
                                                                               2001           2001
                                                                            -----------    -----------
                                     ASSETS

 CURRENT ASSETS
   Cash                                                                     $    48,522    $    34,591
   Accounts receivable, net of an allowance for doubtful accounts of
     $9,400 and $70,294 at August 31, 2001 and May 31, 2001, respectively        44,280        133,542
   Inventory                                                                    122,854        237,745
   Other current assets                                                           1,717          1,193
                                                                            -----------    -----------
         TOTAL CURRENT ASSETS                                                   217,373        407,071

 PROPERTY AND EQUIPMENT
   Computer equipment                                                           141,539        141,539
   Software                                                                     118,788        118,788
   Furniture and equipment                                                       63,978         63,978
   Less: accumulated depreciation and amortization                             (182,276)      (169,564)
                                                                            -----------    -----------
         TOTAL PROPERTY AND EQUIPMENT, NET                                      142,029        154,741

 PATENTS                                                                         78,020         62,592
                                                                            -----------    -----------

 TOTAL ASSETS                                                               $   437,422    $   624,404
                                                                            -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                         $   240,447    $   266,902
   Accrued expenses                                                             160,114         66,342
   Leases payable                                                                35,339         35,255
   Accrued salaries                                                              48,356         48,356
   Accrued preferred stock dividends                                             49,027         43,729
   Convertible promissory notes payable, net of discount                        268,504         70,000
   Shareholder loans payable                                                    211,379        205,373
   Notes payable                                                                 11,001         93,736
                                                                            -----------    -----------
         TOTAL CURRENT LIABILITIES                                            1,024,167        829,693
                                                                            -----------    -----------

LONG-TERM LIABILITIES
   Leases payable, net of current portion                                        16,063         24,017
                                                                            -----------    -----------

TOTAL LIABILITIES                                                             1,040,230        853,710
                                                                            -----------    -----------

REDEEMABLE PREFERRED STOCK                                                      244,500        244,500
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     13,138,258 and 13,085,258 issued and outstanding at August 31, 2001
     and May 31, 2001, respectively                                             131,383        130,853
   Warrants                                                                     752,163        592,063
   Additional paid in capital                                                 2,405,947      2,431,314
   Accumulated deficit                                                       (4,099,676)    (3,598,036)
   Treasury stock, 18,000 shares and 15,000 shares
     at August 31, 2001 and May 31, 2001, respectively, at cost                 (37,125)       (30,000)
                                                                            -----------    -----------
         TOTAL STOCKHOLDERS' DEFICIT                                           (847,308)      (473,806)
                                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $   437,422    $   624,404
                                                                            -----------    -----------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                        August 31,
                                               ----------------------------
                                                   2001            2000
                                               ------------    ------------
 REVENUES                                      $    296,969    $    172,221

 COST OF REVENUES                                   243,232         174,944
                                               ------------    ------------

         GROSS PROFIT (LOSS)                         53,737          (2,723)

EXPENSES
   Sales and marketing                              101,840         120,433
   General and administrative                       318,939         196,302
   Research and development                         113,956         108,073
                                               ------------    ------------
         TOTAL EXPENSES                             534,735         424,808
                                               ------------    ------------

         OPERATING LOSS                            (480,998)       (427,531)
                                               ------------    ------------

 OTHER INCOME (EXPENSE)
   Loss on sale of equipment                             --            (608)
   Loss on exchange of investments                       --         (19,400)
   Interest income                                       46             735
   Interest expense                                 (22,945)         (1,102)
   Other income                                       7,555
                                               ------------    ------------
         TOTAL OTHER INCOME (EXPENSE)               (15,344)        (20,375)

 LOSS BEFORE INCOME TAXES                          (496,342)       (447,906)

 INCOME TAXES                                            --              --
                                               ------------    ------------

 NET LOSS                                      $   (496,342)   $   (447,906)
                                               ------------    ------------

   BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.04)   $      (0.04)
                                               ------------    ------------

   BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
     OF COMMON STOCK SHARES OUTSTANDING          13,117,225      12,231,494
                                               ------------    ------------

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
--------------------------------------------------------------------------------

                                     Common Stock
                               -------------------------                                                                 Total
                                                                         Additional                                   Stockholders'
                                Number of                                 Paid in       Accumulated     Treasury        Equity
                                  Shares       Amounts      Warrants      Capital         Deficit        Stock         (Deficit)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at May 31, 2001         13,085,258   $   130,853   $   592,063   $ 2,431,314    $(3,598,036)   $   (30,000)   $  (473,806)

Issuance of 53,000 shares of
 common stock and 250,000
 warrants for services, net
 of expenses of $473                53,000           530        42,100        43,306             --             --         85,936

Issuance of 235,000 warrants
   in conjunction with the
   issuance of convertible              --            --        49,327            --             --             --         49,327
notes

Issuance of 330,000 warrants
   in conjunction with the
   repricing of warrants                --            --        68,673       (68,673)            --             --             --

Purchase of treasury stock,
 3,000 shares at cost                   --            --            --            --             --         (7,125)        (7,125)

Preferred cumulative                    --            --            --            --         (5,298)            --         (5,298)
dividends

Net loss                                --            --            --            --       (496,342)            --       (496,342)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at August 31, 2001      13,138,258   $   131,383   $   752,163   $ 2,405,947    $(4,099,676)   $   (37,125)   $  (847,308)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                  August 31,
                                                            ------------------------
                                                              2001          2000
                                                            ----------    ----------
Cash flows from operating activities:
  Net loss                                                  $ (496,342)   $ (447,906)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                              12,712         9,911
      Amortization of convertible note discount                 12,831
      Allowance for doubtful accounts                          (60,894)           --
      Common stock issued for services                          43,836        88,962
      Warrants issued for services                              42,100            --
      Notes payable issued for services                             --        41,100
      Loss on exchange of investments                               --        19,400
      Investments exchanged for services                            --         5,000
      Loss on sale of equipment                                     --           608
  Changes in operating assets and liabilities
    Accounts receivable and other current assets               149,632       138,890
    Inventory                                                  114,891       (63,484)
    Accounts payable                                           (26,455)       90,171
    Accrued liabilities                                         93,772         5,126
                                                            ----------    ----------

        Net cash used in operating activities                 (113,917)     (112,222)
                                                            ----------    ----------

Cash flows from investing activities:
  Purchase of property, equipment, and software                     --          (159)
  Proceeds from sale of property and equipment                      --           591
  Proceeds from note receivable                                     --        10,000
  Patent costs                                                 (15,428)       (6,259)
                                                            ----------    ----------

        Net cash (used in) provided by investing
        activities                                             (15,428)        4,173
                                                            ----------    ----------

Cash flows from financing activities:
  Issuance of common stock, net of expenses                         --        38,335
  Exercise of common stock options                                  --         1,000
  Payments on leased equipment                                  (7,870)       (1,016)
  Payments on notes payable                                    (91,772)      (11,090)
  Proceeds from notes payable                                    9,037            --
  Proceeds from convertible promissory notes payable           235,000            --
  Payments on shareholder notes payable                           (994)         (679)
  Proceeds from shareholder notes payable                        7,000        51,000
  Purchase of treasury stock                                    (7,125)           --
                                                            ----------    ----------

        Net cash provided by financing activities              143,276        77,550
                                                            ----------    ----------

        Net increase (decrease) in cash                         13,931       (30,499)

Cash, beginning of period                                       34,591        89,334
                                                            ----------    ----------

Cash, end of period                                         $   48,522    $   58,835
                                                            ----------    ----------

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, the results of operations and cash flows for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001 filed with the Securities and Exchange Commission on August 29, 2001.

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

Under the terms of the acquisition agreement, SSI issued 10,400,000 shares of common stock in exchange for all of Elite's common stock. Immediately prior to the agreement and plan of recapitalization, Elite had 10,400,000 shares of common stock issued and outstanding. In connection with this transaction, all 2,445 shares of Elite's preferred stock were exchanged for an equivalent amount of SSI preferred stock. The exchange of the preferred stock resulted in no significant valuation adjustment in the allocation of value in the merger. Also, 1,215,555 outstanding warrants in Elite were exchanged with SSI for warrants of the same terms and rights.

Subsequent to the merger, Elite continued as a wholly owned subsidiary of ELI.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no affect on net loss or equity (deficit).

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three month period ended August 31, 2001 and August 31, 2000, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

NOTE 3 - DEBT

Capital leases

Elite has capital leases with various leasing companies payable monthly at $3,473, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of August 31, 2001 were $51,402.

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $211,379 at August 31, 2001. The notes bear interest at an annual rate of 5%, are unsecured and mature during the fourth quarter of 2002.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $11,001 at August 31, 2001 payable monthly at $6,635, including interest at a rate of 15.9%. Each note payable has a maturity of six months from the date of each note's origination.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At August 31, 2001, there is no outstanding balance owed under the factoring agreement.

Convertible Promissory Notes

During July, 2001, the Company entered into an agreement with an investment capital group to assist with the placement of an offering of $500,000 of 10% convertible promissory notes (the "Convertible Notes") including warrants. Each $10,000 investment provides for the issuance of 10,000 warrants to purchase common stock of the Company with an exercise price of $0.625 per share, expiring five years from the date of issuance. During the three months ended August 31, 2001 the Company issued $235,000 of Convertible Notes with unpaid principal and interest due on December 31, 2001. In conjunction with the issuance of these Convertible Notes the Company issued 235,000 warrants or total proceeds to the Company of $146,875 ($0.625 per share) in cash if all of the warrants are exercised. A debt discount of $49,327 was recorded in conjunction with the issuance of these warrants, of which $12,831 has been amortized to interest expense during the three months ended August 31, 2001 (see Note 4). At the Company's option the maturity date of the Convertible Notes may be extended to March 31, 2002, under similar terms and will include contingent warrants with an exercise price of $0.625 per share, upon giving proper written notice.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - DEBT (CONTINUED)

Convertible Promissory Notes (Continued)

If the Company elects to extend the maturity date to March 31, 2002 the Company will issue 10,000 contingent warrants with an exercise price of $0.625 per share for each $10,000 investment to note holders of record. At maturity, all unpaid principal and interest will be convertible into units of an equity private placement of the Company's common stock, which is contemplated in the near future. If all the notes were converted using the conversion price on the dates of issuance ($0.625), the Company will be required to issue 376,000 shares of common stock.

NOTE 4 - EQUITY

Common Stock

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock includes warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.

During the three month period ending August 31, 2001, the Company issued 53,000 shares of common stock in exchange for services valued at $43,836.

Warrants

During October 2000, provisions for a private placement of the Company's common stock to an investor provided for the issuance of 555,556 warrants with an exercise price of $2.70 per share and contingent penalty warrants which are to be issued in the future in the event that the Company's common stock is not registered prior to January 13, 2001. Since October 2000, under the provisions of this offering, 200,000 penalty warrants were issued at an exercise price of $1.35 per share. At the request of the investor, the issuance of the remaining 400,000 penalty warrants have been waived in lieu of a reduced exercise price of the original 555,556 warrants previously issued. On August 2, 2001 the Company agreed to amend the exercise price per share of the $2.70 original warrants and the $1.35 penalty warrants to $0.625 per share. Additionally, the Company issued 330,000 warrants with an exercise price of $0.625 per share to this investor to waive their right to veto subsequent issues of the Company's common stock. The Company recorded an adjustment of $68,673 to the original proceeds of the October 2000 private placement offering in conjunction with the issuance of these additional warrants.

During the three months ended August 31, 2001, the Company issued 485,000 warrants in conjunction with the $500,000, 10% Convertible Note offering. Included were 235,000 warrants issued to holders of the notes. The remaining 250,000 warrants were issued to the investment capital group and a consultant for assisting in promoting the Convertible Note offering. Accordingly, $42,100 was recorded as general and administrative expenses in conjunction with the issuance of these warrants.

During the three month period ended August 31, 2001 no warrants were exercised.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate is 5.5%, volatility is .5% and the expected life of the warrants is one to three years. The fair value of warrants issued during the three months ended August 31, 2001 was estimated to be $160,100.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - EQUITY (CONTINUED)

Treasury Stock

Due to certain violations of Blue Sky laws in certain states in which the Company's common stock had been offered for possible sale by a broker, the Company was required to contact shareholders in those states and offer to reacquire those shares at the original offering price. Accordingly, during the year ended May 31, 2001, the Company reacquired 15,000 shares of common stock at a cost of $30,000, or $2.00 per share. During the three month period ending August 31, 2001, an additional 3,000 shares were reacquired at a cost of $7,125 or $2.375 per share.

NOTE 5 - NON-CASH TRANSACTIONS

For cash flow purposes, various, non-cash transactions have been entered into by the Company during the three-month periods ended August 31, 2001 and 2000. These non-cash items are as follows:

                                                           Three Months Ended
                                                               August 31,
                                                       -------------------------
                                                           2001          2000
                                                       -----------   -----------
    Supplemental disclosures:
      Cash paid for interest                           $     6,741   $        --

   Non cash transactions:
      Common stock issued for services                      43,836        88,962
      Common stock issued for equipment                         --        10,681
      Warrants issued for services                          42,100            --
      Notes payable issued for services                         --        41,400
      Investments exchanged for services                        --         5,000

NOTE 6 - GOING CONCERN

The Company has a history of net losses and continues to experience negative cash flows from operations. Management will continue to attempt to raise capital resources and may do so through a registered offering of securities or through additional private offerings of debt or common stock of the Company. The Company is dependent on raising capital resources from outside sources and will continue to do so until such time as the Company generates revenues and cash flows sufficient to maintain itself as a viable entity. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

NOTE 7 - SUBSEQUENT EVENTS

On September 19, 2001, the Company was served legal notice that a customer had filed claims in court regarding facts and circumstances surrounding a purchase entered into by and between the plaintiff and the Company during August 2000. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. The Company believes that the claims are without merit and intends to defend this case vigorously. This lawsuit is currently in the discovery phase.

As of October 12, 2001, the Company has received an additional $200,000 of funding from its $500,000, 10% Convertible Note offering. The Company expects the remaining $65,000 to be funded prior to October 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10K-SB for the year ended May 31, 2001. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses and as of August 31, 2001 has an accumulated deficit of $(4,099,676). The Company's auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2001. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve (12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its cash through private placements. There is no assurance that the Company will be able to raise the additional funds it needs to continue in business. If the Company is unable to raise additional funds until it becomes a viable entity, it will cease operations.

RESULTS OF OPERATIONS

Revenues for the three months ending August 31, 2001 increased 72% to $296,969 compared to $172,221 for the three months ending August 31, 2000. Revenues include sales of the Company's PageTrack(R) hardware to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. Revenues have increased primarily due to a 138% increase in unit sales from 242 units in the quarter ending August 31, 2000 to 575 units sold in the current quarter ending August 31, 2001.

A significant amount of management's time during the quarter was devoted to efforts to secure additional funding for the Company which diverted management resources from sales and operations. The Company has been constrained by a lack of funding to effectively undertake the marketing activities necessary to generate sales growth. The Company anticipates that management will continue to be required to devote significant resources to raising capital for the immediate future.

Cost of revenues for the three month period ending August 31, 2001 and August 31, 2000 were $243,232 and $174,944, respectively. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel and the costs of operating Elite's 24-hour Control Center. The increase in cost of revenues was attributed to the increased number of units sold and related service costs.

Gross profit for the three months ending August 31, 2001 was $53,737 compared to gross loss of $(2,723) during the three months ending August 31, 2000. Gross profit for the three months ended August 31, 2001 included margins on our PageTrack(R) products and the resale of wireless telemetry network services provided by SkyTel offset by the costs of operating Elite's 24-hour Control Center. As a percent of revenues, gross profit for the three months ending August 31, 2001 was 18% compared to gross loss of (1.58)% during the three months ended August 31, 2000. The increase in the gross profit margins reflects increased margins on hardware sales due to lower internal manufactured costs and the decreasing cost of the Control Center operations, as a percent of revenues, which are semi-fixed. The cost of control center operations, as a percent of revenue, will decrease if and when the number of units activated increases.

If the Company is able to increase volumes, this will also lead to reductions in the manufactured per unit cost of the hardware products. Assuming the Company is able to maintain its current sales prices, gross profit margin should continue to increase.

Sales and marketing expenses for the three months ending August 31, 2001 and 2000 were $101,840 and $120,433, respectively, representing a 15% decrease during 2001. Sales expenses consist primarily of compensation for our sales and marketing personnel, advertising, marketing literature, trade show and other promotional costs. The decrease results primarily from a 24% reduction in salary expense due to the re-allocation of salary costs of the COO position, an 89% reduction in advertising, offset by an increase in sales commission of $9,500 largely due to increases in sales volume. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative ("G&A") expenses for the three months ended August 31, 2001 were $318,939 compared to $196,302 in the three months ended August 31, 2000. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. This increase was primarily due to a $146,048 increase in consulting and professional expenses along with a 389% increase in annual audit expenses from $6,591 recorded during the three months ended August 31, 2000 compared to $32,217 recorded during the same three month period ended August 31, 2001, which were necessary to support the growth of the Company's business. The Company expects that G&A expenses will continue to increase as it hires additional personnel and incurs additional expenses relating to the growth of its business, such as costs associated with increased infrastructure and maintaining its public company status. Correspondingly, the Company expects that as revenue continues to increase that G&A, as a percentage of revenue, will decrease.

Research and development expenses for the three months ending August 31, 2001 and August 31, 2000 were $113,956 and $108,073, respectively. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs. This increase was primarily due to increases in designing new hardware and software products. The Company expects that, subject to funding, research and development expenses will increase in absolute dollars in future periods due to the costs of development of enhanced and new products and online services to meet a variety of market opportunities.

Other income (expense) for the three months ending August 31, 2001 was $(15,344) compared to $(20,375) for the three months ended August 31, 2000. The majority of the decrease resulted from the an exchange of certain marketable securities held by the Company for goods and services resulting in a net loss of $19,400 in 2000 offset by an increase in interest expense. Interest expense consists of expenses related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, a factoring agreement, capital lease obligations and convertible promissory notes, inclusive of the amortization of debt discount.

CASH FLOW FOR THREE MONTHS ENDING AUGUST 31, 2001

Net cash used in operating activities was $113,917 for the three months ending August 31, 2001. Net cash used for operating activities was primarily the result of the net loss before changes in operating assets and liabilities of $(445,757), as well as a reduction in accounts payable of $(26,455), offset by increases resulting from reductions in accounts receivable and inventory of $264,523 and an increase in accrued liabilities of $93,772. The reduction in accounts receivable and inventory was due to better cash collections from its largest customer and improved credit terms on customer accounts as well as better inventory management to conserve cash flow. The increase in accrued liabilities is primarily due to professional services incurred to promote the $500,000 Convertible Promissory Note offering.

Net cash used in investing activities of $15,428 is comprised solely of patent application and acquisition costs.

Net cash provided by financing activities was $143,276 and principally consisted of net proceeds from the issuance of Convertible Promissory Notes of $235,000 offset by net payments on prior borrowings of $100,636 and the acquisition of treasury stock in the amount of $7,125. As described below, cash from financing activities may be significantly constrained in the immediate future.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement of its common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Preferred Stock during fiscal year 2000). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 25,000 units (the current installed base is approximately 4,256 units) or monthly sales of 2,250 units (current monthly volume is approximately 200 units). The Company expects to achieve positive cash flow within the 2002 fiscal year, but there can be no assurance that the Company will achieve this target.

The Company's business plan is based on building a nationwide and international distribution channel of PageTrack(R) dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $3,000,000 in additional capital is required to fund its current business plan to the point of positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to downsize the business so as to enable the Company to survive and grow at a slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

The Company is currently significantly constrained by its lack of capital. It has historically raised capital through the private placement of its common stock. It is also possible that the Company may register its common stock or preferred stock for sale to the public; however, turmoil in the equity markets has greatly impaired the Company's access to such funding opportunities. If the Company were to register its common stock or preferred stock for sale, there can be no assurance that market conditions would facilitate a successful sale. The Company has commenced negotiations with several strategic partners to determine if funding will be possible. The Company has also retained a financial advisor to assist in evaluating funding options available.

The Company will continue to utilize its factoring agreement for eligible receivables, to accelerate cash flow from sales. The Company, through its principal shareholders, has borrowed funds to operate the Company. The Company is also exploring opportunities to obtain a working capital debt facility, including eligibility for access to US Government programs that provide working capital assistance to exporters and debt facilities offered by Small Business Investment Companies. Management is also exploring avenues to increase sales in order to fund operations from cash flow earlier than projected.

During July 2001, the Company entered into an agreement with an investment capital group to assist with the placement of an offering of $500,000 of 10% convertible promissory notes (the "Convertible Notes") including warrants. Each $10,000 investment provides for the issuance of 10,000 warrants to purchase common stock of the Company with an exercise price of $0.625 per share, expiring five years from the date of issuance. During the three months ended August 31, 2001 the Company issued $235,000 of Convertible Notes with unpaid principal and interest due on December 31, 2001. In conjunction with the issuance of these Convertible Notes the Company issued 235,000 warrants or total proceeds to the Company of $146,875 ($0.625 per share) in cash if all of the warrants are exercised. A debt discount of $49,327 was recorded in conjunction with the issuance of these warrants of which $12,831 has been amortized to interest expenses during the three months ended August 31, 2001. At the Company's option the maturity date of the Convertible Notes may be extended to March 31, 2002, under similar terms and will include contingent warrants with an exercise price of $0.625 per share, upon giving proper written notice. If the Company elects to extend the maturity date to March 31, 2002 the Company will issue 10,000 contingent warrants with an exercise price of $0.625 per share for each $10,000 investment to note holders of record. At maturity, all unpaid principal and interest will be convertible into units of an equity private placement of the Company's common stock, which is contemplated for the near-term. If all the notes were converted using the conversion price on the dates of issuance ($0.625), the Company will be required to issue 376,000 shares of common stock. As of October 12, 2001, the Company has received an additional $200,000 of funding from its $500,000, 10% Convertible Note offering. The Company expects the remaining $65,000 to be funded prior to October 31, 2001.

Until such time as the Company has successfully completed additional funding arrangements, and is cash flow positive from operations, it remains at significant risk from its lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future fundings involving issuance of common stock or common stock derivatives.

During June 2000, the Company entered into a factoring agreement with a national banking organization. The bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, full recourse to the Company, subject to renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At August 31, 2001, the Company has no contingent amounts owed under this factoring agreement.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

VIP Finance vs. Elite Logistics, Inc. - On September 19, 2001, the Company was served legal notice that a customer had filed claims in court regarding facts and circumstances surrounding a purchase entered into by and between the plaintiff and the Company during August 2000. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. The Company believes that the claims are without merit and intends to defend this case vigorously. This lawsuit is currently in the discovery phase.

ITEM 2.  CHANGES IN SECURITIES

          The following shares were sold pursuant to Section 4(6) of the Securities Act of 1933 (the "Act"). All purchasers were accredited investors as that term is defined in Rule 501 of the Securities Act of 1933.

                 Shares of
    Date        Common Stock     $   Price      Consideration     Services        Warrants         $ Price        Expiration
-------------   -------------   -------------   -------------   -------------   -------------   -------------   -------------
      6/01/01          19,000            0.87   $          --   $      16,530              --              --              --
      7/01/01          19,000            0.87              --          16,530              --              --              --
      7/11/01              --              --              --              --          75,000           0.625         7/11/06
      7/17/01              --              --              --              --          10,000           0.625         7/17/06
      7/18/01              --              --              --              --          20,000           0.625         7/18/06
      7/20/01              --              --              --              --          20,000           0.625         7/20/06
      7/25/01              --              --              --              --          80,000           0.625         7/25/06
      7/26/01              --              --              --              --          10,000           0.625         7/26/01
      7/30/01              --              --              --              --          10,000           0.625         7/30/06
       8/1/01              --              --              --              --         200,000            1.00          8/1/06
       8/1/01              --              --              --              --          50,000            1.00          8/1/06
       8/2/02              --              --              --              --         330,000           0.625          8/2/06
       8/3/01              --              --              --              --          10,000           0.625          8/3/06
      8/31/01          15,000            0.75              --          11,250              --              --              --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

                  See the Index to Exhibits

     (b)   REPORTS ON FORM 8-K

         During the three months ended August 31, 2001 there were no reports filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

                  ELITE LOGISTICS SERVICES, INC.



              Name                      Title                     Date
------------------------------------  ---------           --------------------

/s/  Joseph D. Smith                    CEO                   October 15, 2001
------------------------------------
     Joseph D. Smith

/s/  Russell A. Naisbitt                CFO                   October 15, 2001
------------------------------------
     Russell A. Naisbitt

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

4.7*      Elite Logistics Services, Inc. 401K Plan dated May 24, 2000
          (incorporated by reference to Exhibit 4.7 of Registrant's Form 10QSB as filed on October 16, 2000).

EXHIBIT   DESCRIPTION
-------   -----------
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

* Incorporated by reference as indicated.