Form 10QSB
period 2001-11-30
ELITE LOGISTICS INC
filed 2002-01-14
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 2001

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

As of January 10, 2002, the number of shares outstanding of the registrant's class of common stock was 15,650,429.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No: [X]

                              ELITE LOGISTICS, INC.


                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

                                                                                                      Page
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of November 30, 2001 and May 31, 2001                          2

         Consolidated Statements of Operations for the Three Months and Six Months
         ended November 30, 2001 and 2000                                                              3

         Consolidated Statement of Stockholders' Equity (Deficit) for the Six
         Months ended November 30, 2001                                                                4

         Consolidated Statements of Cash Flows for the Six Months ended
         November 30, 2001 and 2000                                                                    5

         Notes to the Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                                               11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            16

Item 2.  Changes in Securities                                                                        16

Item 3.  Defaults Upon Senior Securities                                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                                          16

Item 5.  Other Information                                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                                             17

Signatures                                                                                            18

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         November 30,       May 31,
                                                                                            2001              2001
                                                                                        -------------    -------------
                                     ASSETS
 CURRENT ASSETS
   Cash                                                                                 $      21,263    $      34,591
   Accounts receivable, net of an allowance for doubtful accounts of
     $15,429 and $70,294 at November 30, 2001 and May 31, 2001, respectively                   51,588          133,542
   Inventory                                                                                  104,943          237,745
   Other current assets                                                                         3,482            1,193
                                                                                        -------------    -------------
         TOTAL CURRENT ASSETS                                                                 181,276          407,071

 PROPERTY AND EQUIPMENT
   Computer equipment                                                                         140,538          141,539
   Software                                                                                   118,788          118,788
   Furniture and equipment                                                                     63,978           63,978
   Less: accumulated depreciation and amortization                                           (194,972)        (169,564)
                                                                                        -------------    -------------
         TOTAL PROPERTY AND EQUIPMENT, NET                                                    128,332          154,741

 PATENTS                                                                                       82,875           62,592
                                                                                        -------------    -------------

 TOTAL ASSETS                                                                           $     392,483    $     624,404
                                                                                        -------------    -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                     $     334,803    $     266,902
   Accrued expenses                                                                           126,334           66,342
   Leases payable                                                                              33,784           35,255
   Accrued salaries                                                                            88,644           48,356
   Accrued preferred stock dividends                                                           53,622           43,729
   Convertible promissory notes payable, net of discount                                      679,646           70,000
   Shareholder loans payable                                                                  218,854          205,373
   Notes payable                                                                                5,546           93,736
                                                                                        -------------    -------------
         TOTAL CURRENT LIABILITIES                                                          1,541,233          829,693
                                                                                        -------------    -------------
LONG-TERM LIABILITIES
   Leases payable, net of current portion                                                       9,439           24,017
                                                                                        -------------    -------------
TOTAL LIABILITIES                                                                           1,550,672          853,710
                                                                                        -------------    -------------
REDEEMABLE PREFERRED STOCK                                                                    244,500          244,500
                                                                                        -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     13,171,048 and 13,085,258 issued and outstanding at November 30, 2001
     and May 31, 2001, respectively                                                           131,710          130,853
   Warrants                                                                                   892,993          592,063
   Additional paid in capital                                                               2,440,457        2,431,314
   Accumulated deficit                                                                     (4,830,724)      (3,598,036)
   Treasury stock, 18,000 shares and 15,000 shares at November 30, 2001
       and May 31, 2001, respectively, at cost                                                (37,125)         (30,000)
                                                                                        -------------    -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                       (1,402,689)        (473,806)
                                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $     392,483    $     624,404
                                                                                        -------------    -------------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                 Six Months Ended
                                                                November 30,                       November 30,
                                                     --------------------------------    --------------------------------
                                                          2001              2000              2001              2000
                                                     --------------    --------------    --------------    --------------
 Revenues                                            $      145,105    $      499,413    $      442,074    $      671,634
 Cost of revenues                                           130,381           401,694           373,613           576,638
                                                     --------------    --------------    --------------    --------------
         Gross profit                                        14,724            97,719            68,461            94,996

Expenses
   Marketing                                                 84,644           126,601           186,482           247,033
   Administrative expenses                                  439,080           344,247           756,024           540,152
   Research and development                                 109,347           117,610           223,303           225,683
                                                     --------------    --------------    --------------    --------------
         Total expenses                                     663,071           588,458         1,165,809         1,012,868
                                                     --------------    --------------    --------------    --------------

         Operating loss                                    (618,347)         (490,739)       (1,097,348)         (917,872)
                                                     --------------    --------------    --------------    --------------

 Other income (expense)
   Loss on sale of equipment                                     --                --                --              (608)
   Loss on exchange of investments                               --                --                --           (19,400)
   Interest income                                               28               180                74               914
   Interest expense                                        (108,266)           (1,949)         (133,207)           (3,448)
                                                     --------------    --------------    --------------    --------------

    Other income                                                131                --             7,686                --
                                                     --------------    --------------    --------------    --------------
         Total other income (expense)                      (108,107)           (1,769)         (125,447)          (22,542)
                                                     --------------    --------------    --------------    --------------

          Loss before income taxes                         (726,454)         (492,508)       (1,222,795)         (940,414)

 Income taxes                                                    --                --                --                --
                                                     --------------    --------------    --------------    --------------

 Net loss                                            $     (726,454)   $     (492,508)   $   (1,222,795)   $     (940,414)
                                                     --------------    --------------    --------------    --------------

   Basic and diluted loss per common share           $        (0.06)   $        (0.04)   $        (0.09)   $        (0.08)

   Basic and diluted weighted average number
     of common shares outstanding                        13,154,538        12,637,533        13,127,684        12,428,043




See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                      Common Stock
                               ---------------------------                                                          Total
                                                                        Additional                              Stockholders'
                                Number of                               Paid in      Accumulated    Treasury       Equity
                                Shares        Amounts       Warrants    Capital        Deficit       Stock        (Deficit)
                              -----------   -----------   -----------  -----------   -----------   -----------   -----------
Balance at May 31, 2001        13,085,258   $   130,853   $   592,063  $ 2,431,314   $(3,598,036)  $   (30,000)  $  (473,806)

Issuance of 85,790 shares of
 common stock and 550,000
 warrants for services, net
 of expenses of $111               85,790           857       100,450       77,816            --            --       179,123

Issuance of 660,000 warrants
   in conjunction with the
   issuance of convertible             --            --       131,807           --            --            --       131,807
promissory notes

Issuance of 330,000 warrants
   in conjunction with the
   repricing of warrants               --            --        68,673      (68,673)           --            --            --

Purchase of treasury stock,        (7,125)       (7,125)
 3,000 shares at cost                  --            --            --           --            --

Preferred cumulative                   --            --            --           --        (9,893)           --        (9,893)
dividends

Net loss                               --            --            --           --    (1,222,795)           --    (1,222,795)
                              -----------   -----------   -----------  -----------   -----------   -----------   -----------

Balance at November 30, 2001   13,171,048   $   131,710   $   892,993  $ 2,440,457   $(4,830,724)  $   (37,125)  $(1,402,689)
                              -----------   -----------   -----------  -----------   -----------   -----------   -----------



See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                November 30,
                                                                        ---------------------------
                                                                            2001           2000
                                                                        ------------   ------------
Cash flows from operating activities:
  Net loss                                                              $ (1,222,795)  $   (940,414)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                                            25,407         19,820
      Amortization of convertible note discount                               81,453
      Allowance for doubtful accounts                                        (60,894)            --
      Common stock issued for services                                        78,673        197,732
      Warrants issued for services                                           100,450             --
      Notes payable issued for services                                           --         62,538
      Loss on exchange of investments                                             --         19,400
      Investments exchanged for services                                          --          5,000
      Loss on sale of equipment                                                1,002            608
  Changes in operating assets and liabilities
    Accounts receivable and other current assets                             140,559         11,211
    Inventory                                                                132,802        215,497
    Accounts payable                                                          67,901       (504,313)
    Accrued liabilities                                                       59,992        115,278
                                                                        ------------   ------------

       Accrued salaries                                                       40,288             --

        Net cash used in operating activities                               (555,162)      (797,643)
                                                                        ------------   ------------

Cash flows from investing activities:
  Purchase of property, equipment, and software                                   --         (9,955)
  Proceeds from sale of property and equipment                                    --            591
  Proceeds from note receivable                                                   --         10,000
  Patent costs                                                               (20,283)        (7,009)
                                                                        ------------   ------------

        Net cash (used in) provided by investing activities                  (20,283)        (6,373)
                                                                        ------------   ------------

Cash flows from financing activities:
  Issuance of common stock, net of expenses                                       --        834,436
  Exercise of common stock options                                                --          1,000
  Payments on leased equipment                                               (16,049)        (2,616)
  Payments on notes payable                                                 (102,474)      (101,236)
  Proceeds from notes payable                                                 14,284        140,872
  Proceeds from convertible promissory notes payable                         660,000             --
  Payments on shareholder notes payable                                         (994)       (12,118)
  Proceeds from shareholder loans payable                                     14,475         51,000
  Purchase of treasury stock                                                  (7,125)            --
                                                                        ------------   ------------

        Net cash provided by financing activities                            562,117        911,338
                                                                        ------------   ------------

        Net increase (decrease) in cash                                      (13,328)       107,322

Cash, beginning of period                                                     34,591         89,334
                                                                        ------------   ------------

Cash, end of period                                                     $     21,263   $    196,656
                                                                        ------------   ------------



See accompanying notes to consolidated financial statements.

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

Nature of Operations

Elite Logistics, Inc. (hereinafter "ELI" or the "Company"), an Idaho corporation, through its wholly owned subsidiary, Elite Logistics Services, Inc. ("Elite"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and Information Technology in the automotive industry. Elite is a telematics services provider (TSP) providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. Elite designs and sells the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems (GPS) receiver, links a vehicle, or other asset, to Elite's Internet servers via ReFLEX(TM) two-way wireless telemetry networks. The Company's products and services are marketed nationally and in certain international markets through a dealer/distributor channel.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no affect on net loss or equity (deficit).

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three and six month periods ended November 30, 2001 and November 30, 2000, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Upon adoption of SFAS 141 and SFAS 142, the Company does not anticipate a material impact to its financial statements.


NOTE 3 - DEBT

Capital leases

Elite has capital leases with various leasing companies payable monthly at $3,473, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of November 30, 2001 were $43,223.

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $218,854 at November 30, 2001. The notes bear interest at an annual rate of 5%, are unsecured and mature during the fourth quarter of 2002.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $5,546 at November 30, 2001 payable monthly at $3,221, including interest at a rate of 15.9%. Each note payable has a maturity of six months from the date of each note's origination.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At November 30, 2001, there is no outstanding balance owed under the factoring agreement.

Convertible promissory notes

In July, 2001, the Company entered into an agreement with an investment capital group to raise interim capital for the company through an offering of 10% convertible promissory notes (the "Convertible Notes"). Each $10,000 investment also provides for the issuance of 10,000 warrants to purchase common stock of the Company exercisable at any time within five years from the date of issuance at a price of $0.625 per share. At maturity, all unpaid principal and interest may be convertible into units of an equity private placement of the Company's common stock. Unless converted, principal and interest are due on December 31, 2001. At the Company's option, the maturity date of the Convertible Notes may be extended under similar terms to March 31, 2002, upon giving proper written notice. If the Company elects to extend the maturity date to March 31, 2002, the Company is required to issue to note holders of record at December 31, 2001 an additional 10,000 warrants for each $10,000 investment exercisable at any time within five years from the date of issuance at a price of $0.625 per share. The Company opted not to extend the Convertible Notes. See Note 7, "Subsequent Events."

During the six months ended November 30, 2001 the Company raised $660,000 through the issue of the Convertible Notes. In conjunction with the issuance of these Convertible Promissory Notes the Company issued 660,000 warrants which would provide total cash proceeds to the Company of $412,500 ($0.625 per share) if all of the warrants are exercised. A debt discount of $131,807 was recorded in conjunction with the issuance of these warrants, of which $81,453 has been amortized to interest expense during the six months ended November 30, 2001 (see
Note 4).

NOTE 4 - EQUITY

Common Stock

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock often include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.

During the six months ended November 30, 2001, the Company issued 85,790 shares of common stock in exchange for services valued at $78,673.

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

During the six months ended November 30, 2001, the Company issued 1,210,000 warrants in conjunction with an offering of 10% Convertible Promissory Notes. This included 660,000 warrants issued to holders of the Convertible Promissory Notes and a further 550,000 warrants issued to the placement agent and a consultant who assisted in structuring the Convertible Note offering. A non-cash charge of $100,450 arising from the issuance of these warrants was recorded against general and administrative expenses.

During the six months ended November 30, 2001 no warrants were exercised.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 2.09% - 3.82%, volatility was 30% and the expected life of the warrants is five to seven years. The fair value of warrants issued during the six months ended November 30, 2001 was estimated to be $300,930.

Treasury Stock

Due to possible violations of Blue Sky laws in certain states in which the Company's common stock had been offered for possible sale by a broker, the Company determined to contact shareholders in those states and offer to reacquire those shares at the original offering price. Accordingly, during the year ended May 31, 2001, the Company reacquired 15,000 shares of common stock at a cost of $30,000, or $2.00 per share. During the six months ended November 30, 2001, an additional 3,000 shares were reacquired at a cost of $7,125 or $2.375 per share.

NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURES

For cash flow purposes, various, non-cash transactions have been entered into by the Company during the six month periods ended November 30, 2001 and 2000. These items are as follows:

                                                                   Six Months Ended
                                                                     November 30,
                                                               ---------------------------
                                                                   2001           2000
                                                               ------------   ------------
 Supplemental cash flow disclosures:
   Cash paid for interest                                      $      2,725   $         --

Non cash transactions:
   Common stock issued for services                                  78,673        197,732
   Common stock issued for equipment                                     --         10,681
   Warrants issued for services                                     100,450             --
   Notes payable issued for services                                     --         62,538
   Investments exchanged for services                                    --          5,000

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

NOTE 7 - SUBSEQUENT EVENTS

Since November 30, 2001, the Company has received an additional $496,500 of proceeds from the issue of 10% Convertible Promissory Notes. The Company elected not to extend the terms of the notes at December 31, 2001, and $1,156,500 of Convertible Promissory notes were converted into 2,431,381 shares of the common stock of the Company. In addition the Company issued 1,215,691 warrants in conjunction with the conversion of these notes as stipulated by the note agreement.

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

Since inception, the Company has incurred significant losses and as of November 30, 2001 has an accumulated deficit of $(4,830,724). The Company's auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2001, due to substantial doubt that the Company can continue as an on-going business for the next twelve (12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its cash through private placements. There is no assurance that the Company will be able to raise the additional funds it needs to continue in business. The Company will cease operations if it is unable to raise additional funds until it becomes a viable entity.

RESULTS OF OPERATIONS

A significant amount of management's time during the quarter was devoted to efforts to secure additional funding for the Company, which diverted management resources from sales and operations. The Company has been constrained by a lack of funding and current economic conditions to effectively undertake the marketing activities necessary to generate sales growth. The Company anticipates that management will continue to be required to devote significant resources to raising capital for the immediate future.

The events of September 11 had a negative impact for the economy in general and this impacted Elite's existing and prospective customers. In particular, some promising strategic alliance negotiations were deferred, our ability to raise capital was adversely impacted and some customers were adversely impacted. Management believes that increased focus on vehicular security, security of sensitive cargoes (including hazardous materials and munitions transportation) and homeland defense may create opportunities for the Company's systems.

Net revenues for the three and six month periods ending November 30, 2001 were $145,105 and $442,074, respectively, compared to $499,413 and $671,634 for the three months and six months ending November 30, 2000, respectively. Revenues include sales of the Company's PageTrack(R) hardware to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The Company continues to have a lack of working capital to fund sales and marketing activities and inventory purchases. This and the condition of the economy has constrained the company's ability to generate revenues. Revenues declined 70.9% during the three months ended November 30, 2001 compared to the same quarter last year and 34.2% for the six month period ended November 30, 2001 compared to the same period last year. Cost of revenues for the quarter ending November 30, 2001 were $130,381 compared to $401,694 for the quarter ending November 30, 2000 a decrease of 67.5% . The cost of revenues for the six month period ending November 30, 2001 were $373,613 compared to $576,638 for the period ending November 30, 2000,a decrease of 35.2%. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services, internet connectivity and the costs of operating Elite's 24-hour Control Center. The decrease in cost of revenues for the three months and six months periods reflects the decline in sales for the year.

Gross profit for the three months ending November 30, 2001 was $14,724 compared to $97,719 during the three months ending November 30, 2000 while gross profit for the six month period ending November 30, 2001 and 2000 was $68,461 and $94,996, respectively. Gross profit includes margins on our PageTrack(R) products and the telematics services fees offset by the costs of Internet connectivity and operating Elite's 24-hour Control Center. The significant decline in gross profit margin for the quarter ending November 30, 2001 (10.1%) compared to the same quarter in 2000 (19.6%) was due to one-time firmware changes to the communications module provided by the module manufacturer and installed by Elite. As a percent of revenues, gross profit for the six month period ended November 30, 2001 was 15.5% compared to 14.1% during the six month period ended November 30, 2000. The slight increase in the gross profit margin reflects the higher proportion of telematics services revenues compared to hardware revenue in the overall sales mix, offset by the increased cost due to firmware changes in the current quarter.

The control center operations costs are semi-fixed and will therefore tend to decrease as a percent of revenue if and when the number of subscribers to our service increases. If the Company is able to increase volumes, this will also lead to significant reductions in the manufactured cost per hardware unit. Assuming the Company is able to maintain its current sales prices, gross profit margins could increase.

Sales and marketing expenses for the three and six month periods ending November 30, 2001 were $84,644 and $186,482, respectively compared to $126,601 and $247,033, respectively during the three and six month periods ended November 30, 2000. Sales expenses consist primarily of compensation for our sales and marketing personnel, advertising, marketing literature, trade show and other promotional costs. Costs decreased 33.1% for the quarter and 24.5% for the six months compared to the same periods last year due primarily to a decrease in salary expense resulting from staff reductions and voluntary reductions in management compensation. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative ("G&A") expenses for the three and six month periods ended November 30, 2001 were $439,080 and $756,024, respectively compared to $344,247 and $540,152, respectively for the three and six month periods ended November 30, 2000. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. The increase of 27.5%for the quarter and 40% for the six months ending November 30, 2001 was primarily due to an increase of $84,336 and $228,584 in offering fees and consulting and professional expenses primarily related to capital sourcing activities. The Company expects that G&A expenses will continue to increase as it hires additional personnel and incurs additional expenses relating to the growth of its business, such as costs associated with increased infrastructure and maintaining its status as a publicly traded company. However, the Company seeks to hold such increases to less than the rate of revenue growth and expects that G&A will decrease as a percentage of revenue.

Research and development expenses for the three and six month periods ending November 30, 2001 were $109,347 and $223,303, respectively compared to $117,610 and $225,683 for the three and six month periods ending November 30, 2000, respectively. Research and development expenses consist primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. The Company does not make an allocation of its occupancy costs. Costs decreased 7% for the quarter and 1% for the six months ending November 30, 2001 compared to the same periods last year due primarily to lower purchases of components for testing and development. The Company expects that, subject to funding, research and development expenses will increase in absolute dollars in future periods as the Company develops new and enhanced telematics products and services to meet a variety of market opportunities.

Other income (expense) for the three and six month periods ending November 30, 2001 were $(108,107) and $(125,447), respectively compared to $(1,769) and
($22,542) for the three and six month periods ended November 30, 2000, respectively. The increase is primarily due to increased interest expense related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, a factoring agreement, capital lease obligations, shareholder loans, and convertible promissory notes, inclusive of the amortization of debt discount.

CASH FLOW FOR SIX MONTHS ENDING NOVEMBER 30, 2001

Net cash used in operating activities was $555,162 for the six months ending November 30, 2001. Net cash used for operating activities was primarily the result of the net loss before changes in operating assets and liabilities of $(996,704), offset by an increase in accounts payable of $67,901, an increase in accrued liabilities and salaries of $100,280 and reductions in accounts receivable and inventory of $273,361. The reduction in accounts receivable and inventory reflects the lower levels of operations as well as tighter credit control and inventory management to conserve cash flow. The increase in accrued liabilities is primarily a result of professional services fees related to the Convertible Note offering.

Net cash used in investing activities of $20,283 consists of patent application and acquisition costs. The Company recently acquired a patent (#5,712,899), issued in 1998, covering the transmission over a cellular network of location information from a vehicle to a base station operator and the communication of information to the mobile user via voice circuit. This patent covers a "call center centric" business model for the provision of telematics services. This patent also covers cell phone handsets that incorporate a GPS unit for the provision of E-911 services, emergency response, roadside assistance or concierge services. The FCC has mandated the general availability of E-911 services commencing late 2001. These may or may not be based on the Elite's technology, and it is therefore not possible to say if license revenue will accrue to the Company. Elite remains alert for the potential to acquire additional patents in the telemetry and telematics arenas.

Elite also has two patents pending that cover its Internet-centric machine-to-machine telematics business model ("the PageTrack Patent") and an end-to-end logistics management system ("the logistics patent"). The International Patent examiner has advised Elite that key claims made in our PageTrack patent will be allowed. As a result, management is optimistic regarding the potential for allowance of these claims in the USA. Elite is currently negotiating with the patent office regarding the logistics patent and Elite cannot be sure at this stage which claims will be allowed or whether this patent will be issued at all. Elite intends to file additional patent applications in the telemetry and telematics arenas in order to protect proprietary technology development.


Net cash provided by financing activities during the six month period ending November 30, 2001 was $562,117, which comprised net proceeds from the issuance of Convertible Promissory Notes of $660,000 offset by repayments on prior borrowings of $119,517 and the acquisition of treasury stock in the amount of $7,125. The Company currently depends on cash from financing activities to sustain its business operations and this is subject to significant constraints as described below.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement of its common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Preferred Stock during fiscal year 2000). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 25,000 units (the current installed base is approximately 4,147 unit) or monthly sales of 2,250 units (current monthly volume is approximately 200 units). Subject to availability of the necessary capital funding, the Company expects to achieve volumes in excess of 2,000 units per month and a positive cash flow within the 2002 fiscal year, but there can be no assurance that the Company will achieve this target.

The Company's business plan is based on marketing its telematics products and services through a national and international distribution channel of PageTrack(R) dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. The Company estimates a minimum of $3,000,000 in additional capital is required to fund its current business plan to the point of positive cash flow from operations. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all. In the event that the Company is unable to secure such additional funding, management would attempt to downsize the business so as to enable the Company to survive and grow at a slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake the Company and significantly impair the long-term growth and value of the Company.

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

The Company will continue to utilize its factoring agreement for eligible receivables, to accelerate cash flow from sales. The Company, through its principal shareholders, has borrowed funds to operate the Company. The Company has also explored opportunities to obtain a working capital debt facility, including eligibility for access to US Government programs that provide working capital assistance to exporters and debt facilities offered by Small Business Investment Companies. Management is also exploring avenues to increase sales in order to fund a greater amount of operations from cash flow.

In July 2001, the Company entered into an agreement with an investment capital group to raise interim capital for the company through an offering of 10% convertible promissory notes (the "Convertible Notes"). Each $10,000 investment also provides for the issuance of 10,000 warrants to purchase common stock of the Company at a price of $0.625 per share exercisable at any time within five years from the date of issuance. Unless converted, principal and interest are due on December 31, 2001. At maturity, all unpaid principal and interest may be convertible into units of an equity private placement of the Company's common stock. At the Company's option the maturity date of the Convertible Notes may be extended under similar terms to March 31, 2002, upon giving proper written notice. If the Company elects to extend the maturity date to March 31, 2002 the Company is required to issue to note holders of record at December 31, 2001 an additional 10,000 warrants for each $10,000 investment exercisable at any time within five years from the date of issuance at a price of $0.625 per share. The Company opted not to extend the Convertible Notes. See Note 7, "Subsequent Events."

During the six months ended November 30, 2001 the Company raised $660,000 through the issue of the Convertible Promissory Notes. In conjunction with the issuance of these Convertible Promissory Notes the Company issued 660,000 warrants which would provide total cash proceeds to the Company of $412,500 ($0.625 per share) if all of the warrants are exercised. A debt discount of $131,807 was recorded in conjunction with the issuance of these warrants, of which $81,453 has been amortized to interest expense during the six months ended November 30, 2001.

Since November 30, 2001, the Company has received an additional $496,500 of proceeds from the issue of 10% Convertible Promissory Notes. The Company elected not to extend the terms of the notes at December 31, 2001, and $1,156,500 of Convertible Promissory notes were converted into 2,431,381 shares of the common stock of the Company. In addition, the Company issued 1,215,691 warrants in conjunction with the conversion of these notes as stipulated by the note agreement.



Until such time as the Company has successfully completed additional funding arrangements, and is cash flow positive from operations, it remains at significant risk from its lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future fundings involving issuance of common stock or common stock derivatives.

During June 2000, the Company entered into a factoring agreement with a national banking organization. The bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At November 30, 2001, the Company has no contingent amounts owed under this factoring agreement.

The Company has no material commitments for capital expenditures. Subject to the funding constraints described above, the Company anticipates that if it can acquire capital, there will be an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. The Company expects to add web-based servers and telecommunications equipment to service increases in the customer base. If, as, and when the number of personnel increases, the Company foresees that it would add computer hardware resources and expand its primary office facility. If sales increase, the Company will need to fund higher inventory levels to support this growth. The Company may also use cash to acquire or license technology, products or businesses related to its current business. In addition, the Company anticipates that it will continue to experience growth in its operating expenses commensurate with growth in sales and that its operating expenses will be a material use of its cash resources for the foreseeable future.

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

                Shares of
    Date        Common Stock     $   Price     Consideration      Services      Warrants    $ Price     Expiration
----------      ------------     ----------  ----------------   ----------   ------------   ---------  -----------
 9/30/01           15,000         0.73            $  --          $ 10,950          --           --           --
10/31/01           15,000         0.60               --             9,000          --           --           --
10/31/01            2,790         5.38               --            14,996          --           --           --
 9/07/01             --            --                --             --          15,000       0.625     9/07/06
 9/24/01             --            --                --             --          30,000       0.625     9/24/06
 9/25/01             --            --                --             --          50,000       0.625     9/25/06
 9/26/01             --            --                --             --          10,000       0.625     9/26/06
 9/28/01             --            --                --             --           5,000       0.625     9/28/06
10/01/01             --            --                --             --         100,000       0.625    10/01/08
10/01/01             --            --                --             --         100,000        1.00    10/01/05
10/01/01             --            --                --             --         100,000        1.25    10/01/05
10/04/01             --            --                --             --         20,000        0.625    10/04/06
10/08/01             --            --                --             --         35,000        0.625    10/08/06
10/09/01             --            --                --             --         10,000        0.625    10/09/06
10/10/01             --            --                --             --         25,000        0.625    10/10/06
10/15/01             --            --                --             --         30,000        0.625    10/15/06
10/17/01             --            --                --             --         45,000        0.625    10/17/06
10/25/01             --            --                --             --         10,000        0.625    10/25/06
10/26/01             --            --                --             --         30,000        0.625    10/26/06
11/05/01             --            --                --             --         10,000        0.625    11/05/06
11/26/01             --            --                --             --         40,000        0.625    11/26/06
11/30/01             --            --                --             --         60,000        0.625    11/30/06

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held December 13, 2001 in Freeport, Texas. The purposes of the Annual Meeting were the election of the Board of Directors and the ratification of the Board of Director's selection of independent auditors. Joseph D. Smith, Hanh Nguyen, Richard Hansen, Thien Nguyen and Russell A. Naisbitt were elected to the Board of Directors. There were present at the Meeting, in person or by proxy, stockholders of the Company who were holders of record on November 15, 2001 of 11,550,512 shares of Common Stock or 87.8133% of the total shares of the outstanding Common Stock of the Company, which constituted a quorum.

The tabulation of votes for each nominee was as follows:

                           FOR           AGAINST    WITHHELD           ABSTAIN          BROKER        NON_VOTE
Joseph D. Smith            10,719,460       0        153               0                830,899          0
Hanh Nguyen                10,719,460       0        153               0                830,899          0
Richard Hansen             10,719,460       0        153               0                830,899          0
Thien Nguyen               10,719,460       0        153               0                830,899          0
Russell A Naisbitt         10,719,460       0        153               0                830,899          0

Additionally, the shareholders voted to ratify the Board of Director's selection of Pannell Kerr Forster of Texas P.C. as the Company's independent auditors for the fiscal year ended May 31, 2002.

The tabulation of votes for the proposal to ratify the selection of Pannell Kerr Forster of Texas P.C. was as
follows:    FOR         AGAINST    WITHHELD     ABSTAIN         BROKER          NON-VOTE
          10,719,460       0         146           0            830,864             0

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

                  See the Index to Exhibits

(B)      REPORTS ON FORM 8-K

         During the three months ended November 30, 2001 there were no reports filed on Form 8-K.

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

         ELITE LOGISTICS SERVICES, INC.



              Name                      Title                   Date
------------------------------------  ---------         --------------------

/s/  Joseph D. Smith                    CEO                 January 14, 2002
------------------------------------
     Joseph D. Smith

/s/  Russell A. Naisbitt                CFO                 January 14, 2002
------------------------------------
     Russell A. Naisbitt

                                INDEX TO EXHIBITS


     EXHIBIT          DESCRIPTION
     3.1 *            Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Registrant's
                      Form 10SB as filed on March 7, 2000).

     3.2 *            Amended (No. 1) Articles of Incorporation (incorporated by reference to Exhibit
                      3.2 of Registrant's Form 10SB as filed on March 7, 2000).

     3.3 *            Amended (No. 2) Articles of Incorporation (incorporated by reference to Exhibit
                      3.3 of Registrant's Form 10SB as filed on March 7, 2000).

     3.4 *            Amended (No. 3) Articles of Incorporation (incorporated by reference to Exhibit
                      3.4 of Registrant's Form 10SB as filed on March 7, 2000).

     3.5 *            Amended (No. 4) Articles of Incorporation (incorporated by reference to Exhibit
                      3.5 of Registrant's Form 10SB as filed on March 7, 2000).

     3.6 *            Bylaws (incorporated by reference to Exhibit 3.6 of Registrant's Form 10SB as filed on March 7, 2000).

     4.1 *            Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of
                      Registrant's Form 10SB as filed on March 7, 2000).

     4.2 *            Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc.
                      and Joseph D. Smith (incorporated by reference to Exhibit 4.2 of
                      Registrant's Form 10QSB as filed on October 16, 2000).

     4.3 *            Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc.
                      and Diana M. Smith. (incorporated by reference to Exhibit 4.3 of
                      Registrant's Form 10QSB as filed on October 16, 2000).

     4.4 *            Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc.
                      and Richard L. Hansen (incorporated by reference to Exhibit 4.4 of Registrant's Form 10QSB as filed on October 16, 2000).

     4.5 *            Management Services Agreement dated September 1, 2000 by and between Elite Logistics, Inc.
                      and Thien K. Nguyen (incorporated by reference to Exhibit 4.5 of Registrant's Form 10QSB as filed on October 16, 2000).


     4.6 *            Elite Logistics 2001 Equity Incentive Plan dated March 2, 2000 (incorporated by reference to Exhibit 4.6 of Registrant's Form 10QSB as filed on October 16, 2000).

     4.7 *            Elite Logistics Services, Inc. 401K Plan dated May 24, 2000 (incorporated by reference to Exhibit 4.7 of Registrant's Form 10QSB as filed on October 16, 2000).

     4.8 *            Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of Registrant's Form
                      10QSB as filed on January 5, 2001).

     4.9 *            Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of
                      Registrant's Form 10QSB as filed on January 5, 2001).

     4.10*            Warrant Agreement - Koyah. (incorporated by reference to Exhibit 4.10 of
                      Registrant's Form 10QSB as filed on January 5, 2001).

     4.11*            Investment Banking Agreement - Schneider Securities.  (incorporated by reference to Exhibit
                      4.11 of Registrant's Form 10QSB as filed on April 11, 2001.

     4.12*            Termination of Investment Banking Agreement - Schneider Securities.
                      (incorporated by reference to Exhibit 4.12 of Registrant's
                      Form 10KSB as filed on August 29, 2001.

     4.13             Promissory Note


     4.14             Class A Warrant Agreement

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