Form 10QSB/A
period 2001-11-30
ELITE LOGISTICS INC
filed 2002-01-16
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-QSB/A

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

This Form 10QSB/A has been amended to make corrections for typographical mistakes included within the original filing on page 3, page 4, and page 5. These corrections had no financial impact on the consolidated financial statements included herein.


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

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                 Six Months Ended
                                                                November 30,                       November 30,
                                                     --------------------------------    --------------------------------
                                                          2001              2000              2001              2000
                                                     --------------    --------------    --------------    --------------
 Revenues                                            $      145,105    $      499,413    $      442,074    $      671,634
 Cost of revenues                                           130,381           401,694           373,613           576,638
                                                     --------------    --------------    --------------    --------------
         Gross profit                                        14,724            97,719            68,461            94,996

Expenses
   Marketing                                                 84,644           126,601           186,482           247,033
   Administrative expenses                                  439,080           344,247           756,024           540,152
   Research and development                                 109,347           117,610           223,303           225,683
                                                     --------------    --------------    --------------    --------------
         Total expenses                                     663,071           588,458         1,165,809         1,012,868
                                                     --------------    --------------    --------------    --------------

         Operating loss                                    (618,347)         (490,739)       (1,097,348)         (917,872)
                                                     --------------    --------------    --------------    --------------

 Other income (expense)
   Loss on sale of equipment                                     --                --                --              (608)
   Loss on exchange of investments                               --                --                --           (19,400)
   Interest income                                               28               180                74               914
   Interest expense                                        (108,266)           (1,949)         (133,207)           (3,448)
    Other income                                                131                --             7,686                --
                                                     --------------    --------------    --------------    --------------
         Total other income (expense)                      (108,107)           (1,769)         (125,447)          (22,542)
                                                     --------------    --------------    --------------    --------------

          Loss before income taxes                         (726,454)         (492,508)       (1,222,795)         (940,414)

 Income taxes                                                    --                --                --                --
                                                     --------------    --------------    --------------    --------------

 Net loss                                            $     (726,454)   $     (492,508)   $   (1,222,795)   $     (940,414)
                                                     --------------    --------------    --------------    --------------

   Basic and diluted loss per common share           $        (0.06)   $        (0.04)   $        (0.09)   $        (0.08)

   Basic and diluted weighted average number
     of common shares outstanding                        13,154,538        12,637,533        13,127,684        12,428,043




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

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                November 30,
                                                                        ---------------------------
                                                                            2001           2000
                                                                        ------------   ------------
Cash flows from operating activities:
  Net loss                                                              $ (1,222,795)  $   (940,414)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                                            25,407         19,820
      Amortization of convertible note discount                               81,453
      Allowance for doubtful accounts                                        (60,894)            --
      Common stock issued for services                                        78,673        197,732
      Warrants issued for services                                           100,450             --
      Notes payable issued for services                                           --         62,538
      Loss on exchange of investments                                             --         19,400
      Investments exchanged for services                                          --          5,000
      Loss on sale of equipment                                                1,002            608
  Changes in operating assets and liabilities
    Accounts receivable and other current assets                             140,559         11,211
    Inventory                                                                132,802        215,497
    Accounts payable                                                          67,901       (504,313)
    Accrued liabilities                                                       59,992        115,278
    Accrued salaries                                                          40,288             --
                                                                        ------------   ------------
        Net cash used in operating activities                               (555,162)      (797,643)
                                                                        ------------   ------------

Cash flows from investing activities:
  Purchase of property, equipment, and software                                   --         (9,955)
  Proceeds from sale of property and equipment                                    --            591
  Proceeds from note receivable                                                   --         10,000
  Patent costs                                                               (20,283)        (7,009)
                                                                        ------------   ------------

        Net cash (used in) provided by investing activities                  (20,283)        (6,373)
                                                                        ------------   ------------

Cash flows from financing activities:
  Issuance of common stock, net of expenses                                       --        834,436
  Exercise of common stock options                                                --          1,000
  Payments on leased equipment                                               (16,049)        (2,616)
  Payments on notes payable                                                 (102,474)      (101,236)
  Proceeds from notes payable                                                 14,284        140,872
  Proceeds from convertible promissory notes payable                         660,000             --
  Payments on shareholder notes payable                                         (994)       (12,118)
  Proceeds from shareholder loans payable                                     14,475         51,000
  Purchase of treasury stock                                                  (7,125)            --
                                                                        ------------   ------------

        Net cash provided by financing activities                            562,117        911,338
                                                                        ------------   ------------

        Net increase (decrease) in cash                                      (13,328)       107,322

Cash, beginning of period                                                     34,591         89,334
                                                                        ------------   ------------

Cash, end of period                                                     $     21,263   $    196,656
                                                                        ------------   ------------



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