Form 10QSB
period 2002-02-28
ELITE LOGISTICS INC
filed 2002-04-11
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2002

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

As of April 5, 2002, the number of shares outstanding of the registrant's class of common stock was 15,575,429.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No: [X]

                              ELITE LOGISTICS, INC.


                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of February 28, 2002 and May 31, 2001                          2

         Consolidated Statements of Operations for the Three Months and Nine Months
         ended February 28, 2002 and 2001                                                              3

         Consolidated Statement of Stockholders' Equity (Deficit) for the Nine
         Months ended February 28, 2002                                                                4

         Consolidated Statements of Cash Flows for the Nine Months ended
         February 28, 2002 and 2001                                                                    5

         Notes to the Consolidated Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                                               11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            17

Item 2.  Changes in Securities                                                                        17

Item 3.  Defaults Upon Senior Securities                                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                                          17

Item 5.  Other Information                                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                                             17

Signatures                                                                                            18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     February 28,         May 31,
                                                                                         2002              2001
                                                                                     ------------      ------------
                                                       ASSETS

 CURRENT ASSETS
   Cash                                                                              $     35,328      $     34,591
   Accounts receivable, net of an allowance for doubtful accounts of
     $1,902 and $70,294 at February 28, 2002 and May 31, 2001, respectively                99,514           133,542
   Inventory                                                                               82,511           237,745
   Other current assets                                                                    12,474             1,193
                                                                                     ------------      ------------
         TOTAL CURRENT ASSETS                                                             229,827           407,071

 PROPERTY AND EQUIPMENT
   Computer equipment                                                                     142,811           141,539
   Software                                                                               118,788           118,788
   Furniture and equipment                                                                 63,978            63,978
   Less: accumulated depreciation and amortization                                       (207,684)         (169,564)
                                                                                     ------------      ------------
         TOTAL PROPERTY AND EQUIPMENT, NET                                                117,893           154,741

 PATENTS                                                                                  108,430            62,592
                                                                                     ------------      ------------

 TOTAL ASSETS                                                                        $    456,150      $    624,404
                                                                                     ------------      ------------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                  $    444,187      $    266,902
   Accrued expenses                                                                       133,918            66,342
   Leases payable                                                                          33,069            35,255
   Accrued salaries                                                                        80,133            48,356
   Accrued preferred stock dividends                                                       57,747            43,729
   Convertible promissory notes payable, net of discount                                   70,000            70,000
   Shareholder loans payable                                                              218,737           205,373
   Notes payable                                                                            8,932            93,736
                                                                                     ------------      ------------
         TOTAL CURRENT LIABILITIES                                                      1,046,723           829,693
                                                                                     ------------      ------------

LONG-TERM LIABILITIES
   Leases payable, net of current portion                                                   1,835            24,017
                                                                                     ------------      ------------

TOTAL LIABILITIES                                                                       1,048,558           853,710
                                                                                     ------------      ------------

REDEEMABLE PREFERRED STOCK                                                                244,500           244,500

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     15,575,429 and 13,085,258 issued and outstanding at February 28, 2002
     and May 31, 2001, respectively                                                       155,755           130,853
   Warrants                                                                               968,427           592,063
   Additional paid in capital                                                           3,656,701         2,431,314
   Accumulated deficit                                                                 (5,580,666)       (3,598,036)
   Treasury stock, 18,000 shares and 15,000 shares at February 28, 2002
       and May 31, 2001, respectively, at cost                                            (37,125)          (30,000)
                                                                                     ------------      ------------
         TOTAL STOCKHOLDERS' DEFICIT                                                     (836,908)         (473,806)
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    456,150      $    624,404
                                                                                     ------------      ------------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                  Nine Months Ended
                                                                February 28,                        February 28,
                                                       ------------------------------      ------------------------------
                                                           2002              2001              2002              2001
                                                       ------------      ------------      ------------      ------------

Revenues                                               $    159,766      $    872,565      $    601,840      $  1,544,107
Cost of revenues                                            133,235           668,766           506,848         1,245,404
                                                       ------------      ------------      ------------      ------------
         Gross profit                                        26,531           203,799            94,992           298,703

Expenses
   Marketing                                                107,576           153,198           294,058           400,230
   Administrative expenses                                  370,318           403,082         1,126,341           943,242
   Research and development                                 128,444           123,849           351,747           349,532
                                                       ------------      ------------      ------------      ------------
         Total expenses                                     606,338           680,129         1,772,146         1,693,004
                                                       ------------      ------------      ------------      ------------

         Operating loss                                    (579,807)         (476,330)       (1,677,154)       (1,394,301)
                                                       ------------      ------------      ------------      ------------

Other income (expense)
   Loss on sale of equipment                                     --                --                --              (608)
   Loss on exchange of investments                               --                --                --           (19,400)
   Interest income                                              147               789               101             1,703
   Interest expense                                        (166,157)           (2,657)         (299,364)           (6,105)
   Other income                                                  --                --             7,805                --
                                                       ------------      ------------      ------------      ------------
         Total other income (expense)                      (166,010)           (1,868)         (291,458)          (24,410)
                                                       ------------      ------------      ------------      ------------

          Loss before income taxes                         (745,817)         (478,198)       (1,968,612)       (1,418,711)

Income taxes                                                     --                --                --                --
                                                       ------------      ------------      ------------      ------------

Net loss                                               $   (745,817)     $   (478,198)     $ (1,968,612)     $ (1,418,711)
                                                       ------------      ------------      ------------      ------------

   Basic and diluted loss per common share             $      (0.05)     $      (0.04)     $      (0.14)     $      (0.11)

   Basic and diluted weighted average number
     of common shares outstanding                        14,748,302        12,967,287        13,667,381        12,604,090



See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)


                                         Common Stock                                                                     Total
                                   -------------------------                 Additional                                Stockholders'
                                    Number of                                 Paid in     Accumulated     Treasury        Equity
                                      Shares       Amounts      Warrants      Capital       Deficit         Stock        (Deficit)
                                   -----------   -----------   -----------  -----------   ------------   -----------   ------------

Balance at May 31, 2001             13,085,258   $   130,853   $   592,063  $ 2,431,314   $ (3,598,036)  $   (30,000)  $   (473,806)

Issuance of 118,790 shares of
   common stock and 550,000
   warrants for services, net
   of expenses of $2,104               118,790         1,188       100,450      103,744             --            --        205,382

Issuance of 2,371,381 shares of
   common stock upon
   conversion of debt and
   accrued interest and issuance
   of 1,169,500 class B warrants     2,371,381        23,714            --    1,166,021             --            --      1,189,735

Issuance of 1,169,500 warrants
   in conjunction with the
   issuance of convertible
   promissory notes                         --            --       231,536           --             --            --        231,536

Issuance of 330,000 warrants
   in conjunction with the
   repricing of warrants                    --            --        68,673      (68,673)            --            --             --

Expiration of warrants                                             (24,295)      24,295

Purchase of treasury stock,
   18,000 shares at cost                    --            --            --           --             --        (7,125)        (7,125)

Preferred cumulative dividends              --            --            --           --        (14,018)           --        (14,018)

Net loss                                    --            --            --           --     (1,968,612)           --     (1,968,612)
                                   -----------   -----------   -----------  -----------   ------------   -----------   ------------

Balance at February 28, 2002        15,575,429   $   155,755   $   968,427  $ 3,656,701   $ (5,580,666)  $   (37,125)  $   (836,908)
                                   -----------   -----------   -----------  -----------   ------------   -----------   ------------


See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                February 28,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------

Cash flows from operating activities:
  Net loss                                                             $ (1,968,612)     $ (1,418,711)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                                           38,120            29,729
      Amortization of convertible note discount                             231,536
      Allowance for doubtful accounts                                       (68,392)               --
      Common stock issued for services                                      104,932           362,125
      Common stock issued for interest on convertible debt                   20,235
      Warrants issued for services                                          100,450                --
      Notes payable issued for services                                          --            92,548
      Loss on exchange of investments                                            --            19,400
      Investments exchanged for services                                         --             5,000
      Loss on sale of equipment                                               1,002               608
  Changes in operating assets and liabilities
    Accounts receivable and other current assets                             91,139          (103,759)
    Inventory                                                               155,234           505,369
    Accounts payable                                                        177,282          (370,342)
    Accrued liabilities                                                      67,576            50,910
    Accrued salaries                                                         31,777                --
                                                                       ------------      ------------
        Net cash used in operating activities                            (1,017,718)         (827,123)
                                                                       ------------      ------------

Cash flows from investing activities:
  Purchase of property, equipment, and software                              (2,274)          (17,120)
  Proceeds from sale of property and equipment                                   --               591
  Proceeds from note receivable                                                  --            10,000
  Patent costs                                                              (45,838)          (20,209)
                                                                       ------------      ------------
        Net cash (used in) provided by investing activities                 (48,112)          (26,738)
                                                                       ------------      ------------

Cash flows from financing activities:
  Proceeds from convertible notes payable                                 1,169,500                --
  Proceeds from notes payable                                                26,553           140,872
  Payments on notes payable                                                (111,357)         (203,148)
  Proceeds from shareholder notes payable                                    14,475            53,966
  Payments on shareholder notes payable                                      (1,111)          (12,118)
  Payments on leased equipment                                              (24,368)           (6,665)
  Issuance of stock net of related costs                                         --           870,812
  Exercise of common stock options                                               --             2,600
  Purchase of treasury stock                                                 (7,125)          (20,000)
                                                                       ------------      ------------
        Net cash provided by financing activities                         1,066,567           826,319
                                                                       ------------      ------------

        Net increase (decrease) in cash                                         737           (27,541)

Cash, beginning of period                                                    34,591            89,334
                                                                       ------------      ------------

Cash, end of period                                                    $     35,328      $     61,793
                                                                       ------------      ------------


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no affect on net loss or equity (deficit).

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three and nine month periods ended February 28, 2002 and February 28, 2001, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by August 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. The Company does not expect the provisions of SFAS 141 and SFAS 142 to have a significant effect on its financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS No. 144 to have a significant effect on its financial position or operating results.

NOTE 3 - PATENTS

The Company recently acquired a patent (#5,712,899), issued in 1998, covering "an apparatus which allows an operator of a mobile communications unit, configured to receive and process signals generated by a Global Positioning System (GPS) and transmit them to a base communications unit, to be in voice communication with an operator of the base communication unit, wherein the base unit operator can provide the mobile communications unit operator with geographic location information by voice communication while the base unit receives the processed GPS signals, translates these signals into the geographic location information and provides a visual image of the information to the base unit operator."

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PATENTS (CONTINUED)

This patent covers a "call center centric" business model for the provision of telematics services. This patent also covers cell phone handsets that incorporate a GPS unit for the provision of enhanced 911 (E-911) services, emergency response, roadside assistance or concierge services. The FCC has mandated the general availability of E-911 services with phased implementation commencing late 2001. These may or may not be based on Elite's technology, and it is therefore not possible to say if license revenue will accrue to the Company.

The Company has retained Intellectual Property counsel to assist in negotiating, and if necessary litigating, claims for license revenues due to the Company on its intellectual property. The company expects to initiate actions which may allow us to recover licensing revenues from infringement on these patents.

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

NOTE 4 - DEBT

Capital leases

Elite has capital leases with various leasing companies payable monthly at $3,013, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of February 28, 2002 were $34,904.

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $218,737 at February 28, 2002. The notes bear interest at an annual rate of 5%, are unsecured and mature during the fourth quarter of 2002.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $8,932 at February 28, 2002 payable monthly at $2,689, including interest at a rate of 15.9%. Each note payable has a maturity of six months from the date of each note's origination.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At February 28, 2002, there is no outstanding balance owed under the factoring agreement.

Convertible promissory notes

In July, 2001, the Company entered into an agreement with an investment bank to raise interim capital for the company through an offering of 10% convertible promissory notes (the "Convertible Notes"). Each $10,000 investment also provided for the issuance of 10,000 warrants to purchase common stock of the Company exercisable at any time within five years from the date of issuance at a price of $0.625 per

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


share. All unpaid principal and interest was converted into units of an equity private placement of the Company's common stock on December 31, 2001.

During the nine months ended February 28, 2002 the Company raised $1,169,500 through the issue of the Convertible Notes. In conjunction with the issuance of these Convertible Promissory Notes the Company issued 1,169,500 warrants which would provide total cash proceeds to the Company of $730,938 ($0.625 per share) if all of the warrants are exercised. A debt discount of $231,536 was recorded in conjunction with the issuance of these warrants, all of which has been amortized to interest expense during the nine months ended February 28, 2002. On December 31, 2001, 100% of the holders of these notes converted the amounts outstanding plus accrued interest of $20,235 into 2,371,381 shares of common stock of the company using a conversion price of $0.50 per share for principal and $0.625 per share for accrued interest. This offering expired on December 31, 2001.

NOTE 5 - EQUITY

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

During the nine months ended February 28, 2002, the Company issued 118,790 shares of common stock in exchange for services valued at $107,036.

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

During the nine months ended February 28, 2002, the Company issued 2,889,000 warrants in conjunction with an offering of 10% Convertible Promissory Notes. This included 1,169,500 warrants issued to holders of the Convertible Promissory Notes, 1,169,500 of warrants issued upon conversion of these notes to common stock of the company and 550,000 warrants issued to the placement agent and a consultant who assisted in structuring the Convertible Note offering. A non-cash charge of $100,450 arising from the issuance of the 550,000 warrants was recorded against general and administrative expenses.

During the nine months ended February 28, 2002, 43,610 warrants expired having an original fair value of $24,295, and no warrants were exercised.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 1.51% - 3.82%, volatility was 30% and the expected life of the warrants is eighteen months to five years. The fair value of warrants issued during the nine months ended February 28, 2002 was estimated to be $400,359.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Treasury Stock

Due to possible violations of Blue Sky laws in certain states in which the Company's common stock had been offered for possible sale by a broker, the Company determined to contact shareholders in those states and offer to reacquire those shares at the original offering price. Accordingly, during the year ended May 31, 2001, the Company reacquired 15,000 shares of common stock at a cost of $30,000, or $2.00 per share. During the nine months ended February 28, 2002, an additional 3,000 shares were reacquired at a cost of $7,125.

NOTE 6 - SUPPLEMENTAL CASH FLOW DISCLOSURES

For cash flow purposes, various, non-cash transactions have been entered into by the Company during the nine month periods ended February 28, 2002 and 2001. These items are as follows:

                                                                       Nine Months Ended
                                                                         February 28,
                                                                 -----------------------------
                                                                     2002             2001
                                                                 ------------     ------------

Supplemental cash flow disclosures:
   Cash paid for interest                                        $      2,913     $      6,105

Non cash transactions:
   Common stock issued for services                                   104,932          326,125
   Common stock issued for interest on convertible debt                20,235               --
   Common stock issued for equipment                                       --           10,681
   Common stock issued for employee compensation                           --           36,000
   Warrants issued for services                                       100,450
   Notes payable issued for services                                       --           92,548
   Lease payable issued for equipment                                      --           25,611
   Investments exchanged for services                                      --            5,000
   Common stock issued in conversion of debt                        1,169,500

NOTE 7 - GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENTS

On March 4 2002 Stephen M. Harris was appointed president and chief executive officer. Joseph D. Smith will remain as chairman and continue in an executive role.

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

Since inception, the Company has incurred significant losses and as of February 28, 2002 has an accumulated deficit of $(5,580,666). The Company's auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2001, due to substantial doubt that the Company can continue as an on-going business for the next twelve (12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its cash through private placements. There is no assurance that the Company will be able to raise the additional funds it needs to continue in business. The Company will cease operations if it is unable to raise additional funds until it becomes a viable entity.

RESULTS OF OPERATIONS

A significant amount of management's time during the quarter was devoted to efforts to secure additional funding for the Company, which diverted management resources from sales and operations. The Company has been constrained by a lack of funding to effectively undertake the marketing activities necessary to generate sales growth. The Company anticipates that, for some time to come, management will continue to be required to devote significant resources to raising capital.

The events of September 11 had a negative impact for the economy in general. This impacted Elite's existing and prospective customers. In particular, some promising strategic alliance negotiations were deferred, our ability to raise capital was adversely impacted, and some customers were adversely impacted. Management believes that increased focus on vehicular security, security of sensitive cargoes (including hazardous materials and munitions transportation), and homeland defense may create opportunities for the Company's services.

Net revenues for the three and nine month periods ending February 28, 2002 were $159,766 and $601,840, respectively, compared to $872,565 and $1,544,107 for the three months and nine months ending February 28, 2001, respectively. Revenues include sales of the Company's PageTrack(R) hardware to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The Company continues to be adversely affected by a lack of working capital to fund sales and marketing activities and inventory purchases. This and the condition of the economy has constrained the company's ability to generate revenues. Revenues declined 81.7% during the three months ended February 28, 2002 compared to the same quarter last year and 61% for the nine month period ended February 28, 2002 compared to the same period last year.

Cost of revenues for the quarter ending February 28, 2002 were $133,235 compared to $668,766 for the quarter ending February 28, 2001, a decrease of 80.1%. The cost of revenues for the nine month period ending February 28, 2002 were $506,848 compared to $1,245,404 for the period ending February 28, 2001,a decrease of 59.3%. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services, internet connectivity and the costs of operating Elite's 24-hour Control Center. The decrease in cost of revenues for the three month and nine month periods reflects the decline in sales for the year.

Gross profit for the three months ending February 28, 2002 was $26,531 compared to $203,799 during the three months ending February 28, 2001 while gross profit for the nine month periods ending February 28, 2002 and 2001 was $94,992 and $298,703, respectively. Gross profit includes margins on our PageTrack(R) products and the telematics services fees offset by the costs of Internet connectivity and operating Elite's 24-hour Control Center. The significant decline in gross profit margin for the quarter ending February 28, 2002 (16.6%) compared to the same quarter in 2001 (23.4%) was due to the considerable decline in activation revenue (69%) for the quarter ending February 28, 2002 compared to the same quarter in 2001, offset by a 14% increase in recurring service revenue. As a percent of revenues, gross profit for the nine month period ended February 28, 2002 was 15.8% compared to 19.3% during the nine month period ended February 28, 2001. The decrease in the gross profit margin reflects rate changes by our principal wireless carrier which adversely affected service margins.

The control center operations costs are semi-fixed and will therefore tend to decrease as a percent of revenue if and when the number of subscribers to our service increases. Furthermore, as the Company is able to increase volumes, significant reductions in the manufactured cost per hardware unit become possible. Assuming the Company is able to maintain its current sales prices, gross profit margins would therefore increase.

Sales and marketing expenses for the three and nine month periods ending February 28, 2002 were $107,576 and $294,058, respectively compared to $153,198 and $400,230, respectively during the three and nine month periods ended February 28, 2001. Sales expenses consist primarily of compensation for our sales and marketing personnel, advertising, marketing literature, trade show and other promotional costs. Costs decreased 29.8% for the quarter and 26.5% for the nine months compared to the same periods last year due primarily to a decrease in salary expense resulting from staff reductions and voluntary reductions in management compensation as well as decreased commission expense due to lack of sales volume. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative ("G&A") expenses for the three and nine month periods ended February 28, 2002 were $370,318 and $1,126,341, respectively compared to $403,082 and $943,242, respectively for the three and nine month periods ended February 28, 2001. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and the Company's occupancy costs and other overhead. The Company does not make an allocation of its occupancy costs. The decline in costs (8.1%) for the three months ending February 28, 2002 compared to the same three months ending February 28, 2001 resulted from voluntary compensation reductions as well as the allocation of office supplies to other cost centers. G&A expenses increased 19.4% for the nine months ending February 28, 2002 and were primarily due to an increase of $267,100 in offering expenses, consulting fees, and professional expenses related to capital sourcing activities. The Company expects that G&A expenses will continue to increase as it hires additional personnel and incurs additional expenses relating to the growth of its business, such as costs associated with increased infrastructure and maintaining its status as a publicly traded company. However, the Company seeks to hold such increases to less than the rate of revenue growth and expects that G&A will decrease as a percentage of revenue.

Research and development expenses for the three and nine month periods ending February 28, 2002 were $128,444 and $351,747, respectively compared to $123,849 and $349,532 for the three and nine month periods ending February 28, 2001, respectively. Research and development expenses consist primarily of compensation for the Company's research and development personnel and, to a lesser extent, depreciation on equipment used for research and development. Costs increased 3.7% for the quarter and 0.6% for the nine months ending February 28, 2002 compared to the same periods last year due primarily to purchases of components for testing and development. The Company expects that, subject to funding, research and development expenses will increase in absolute dollars in future periods as the Company develops new and enhanced telematics products and services to meet a variety of market opportunities.

Other income (expense) for the three and nine month periods ending February 28, 2002 were $(166,010) and $(291,458), respectively compared to $(1,868) and
($24,410) for the three and nine month periods ended February 28, 2001, respectively. The increase is primarily due to increased interest expense related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, a factoring agreement, capital lease obligations, shareholder loans, and convertible promissory notes, inclusive of the amortization of debt discount.

CASH FLOW FOR NINE MONTHS ENDING FEBRUARY 28, 2002

Net cash used in operating activities was $1,017,718 for the nine months ending February 28, 2002. Net cash used for operating activities was primarily the result of the net loss of $(1,968,612), which was increased by write offs of certain accounts receivable that were previously reserved and was offset by $457,153 of non cash expenses which were satisfied by the issuance of common stock and warrants, further offset by $39,122 of depreciation expense and the loss on disposable equipment. The loss from operations was further offset by $523,008 of working capital assets and liabilities which was comprised of an increase in accounts payable of $177,282, an increase in accrued liabilities and salaries of $99,353 and reductions in accounts receivable and inventory of $246,373. The reduction in accounts receivable and inventory reflects the lower levels of operations as well as tighter credit control and inventory management to conserve cash flow. The increase in accrued liabilities primarily comprises professional services fees related to the Convertible Note offering.

Net cash used in investing activities of $48,112 consists of patent application and acquisition costs.

Net cash provided by financing activities during the nine month period ending February 28, 2002 was $1,066,567, which comprised net proceeds from the issuance of Convertible Promissory Notes of $1,169,500 offset by repayments on prior borrowings of $136,836 and the acquisition of treasury stock in the amount of $7,125. The Company currently depends on cash from financing activities to sustain its business operations and this is subject to significant constraints as described below. The company also had additional borrowings of $41,028 under its notes payable with American Express and shareholder advances.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the private placement of its common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Preferred Stock during fiscal year 2000). The Company does not anticipate positive cash flow from operations until it achieves an installed base of around 25,000 units (the current installed base is approximately 4,350 units) or monthly sales of 1,200 units (current monthly volume is approximately 200 units). Subject to availability of the necessary capital funding, the Company expects to achieve volumes in excess of 1,200 units per month and a positive cash flow within the 2002 calendar year, but there can be no assurance that the Company will achieve this target.

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

In June 2000, the Company entered into a factoring agreement with a national banking organization. The bank will advance the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At February 28, 2002, the Company has no contingent amounts owed under this factoring agreement.

In July 2001, the Company entered into an agreement with an investment capital group to raise interim capital for the company through an offering of 10% convertible promissory notes (the "Convertible Notes"). During the nine months ended February 28, 2002 the Company raised $1,169,500 through the Convertible Promissory Notes issue. No further amounts are expected to be raised under this offering. This offering expired on December 31, 2001.

The company also has 5,127,584 warrants outstanding to acquire common stock of the company with exercise prices that range from $0.625 to $2.75 per share. At February 28, 2002, cash proceeds of $2,544,188 would be generated if all outstanding warrants were exercised.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (`FASB') issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS 141 will require that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by August 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. The Company does not expect the provisions of SFAS 141 and SFAS 142 to have a significant effect on its financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company does not expect the provisions of SFAS No. 144 to have a significant effect on its financial position or operating results.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIP Finance vs. Elite Logistics, Inc. - On September 19, 2001, the Company was notified that a customer had filed claims in court regarding facts and circumstances surrounding a purchase entered into by and between the plaintiff and the Company during August 2000. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. The Company believes that the claims are without merit and intends to vigorously defend this case. This lawsuit remains in the discovery phase.

ITEM 2. CHANGES IN SECURITIES

         The following restricted shares were issued in transactions exempt from registration during the three months ended March 31, 2002. All purchasers were accredited investors as that term is defined in Rule 501 of the Securities Act of 1933.

                Shares of
     Date      Common Stock     $ Price       Conversion      Services       Warrants       $ Price       Expiration
   --------    ------------    ----------     ----------     ----------     ----------     ----------     ----------

   12/11/01          5,000           0.82     $       --     $    4,100             --             --             --
   12/11/01         10,000           0.82             --          8,200             --             --             --
   12/21/01         18,000           0.86             --         15,480             --             --             --
   12/31/01      2,281,381           0.50      1,169,500         20,235             --             --             --
   12/31/01             --             --             --             --      1,169,500           1.00       12/31/04
   12/31/01             --             --             --             --        509,500          0.625        8/31/06

All of these sales were undertaken pursuant to the limited offering exemption from registration under Securities Act of 1933 as provided in Rule 506 of Regulation D and by exemption provided under Sections 4(2) and 4(6) of the Securities Act of 1933 by virtue of the fact that the sales were made to accredited investors as defined in Rule 501.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

                  See the Index to Exhibits on page 18

     (b)  REPORTS ON FORM 8-K

         During the three months ended February 28, 2002, a press release announcing the appointment of Stephen M. Harris as the new Chief Executive Officer for Elite Logistics, Inc. was filed on Form 8-K.

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

                  ELITE LOGISTICS SERVICES, INC.


             Name                      Title                                 Date
             ----                      -----                                 ----

/s/ Stephen M. Harris                  CEO                                April 11, 2002
-----------------------------------
    Stephen M. Harris

/s/ Russell A. Naisbitt                CFO                                April 11, 2002
-----------------------------------
    Russell A. Naisbitt

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

4.8* Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of Registrant's Form 10QSB as filed on January 5, 2001).

4.9* Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of Registrant's Form 10QSB as filed on January
                  5, 2001).

4.10*             Warrant Agreement - Koyah. (incorporated by reference to
                  Exhibit 4.10 of Registrant's Form 10QSB as filed on January 5,
                  2001).

4.11*             Investment Banking Agreement - Schneider Securities.
                  (incorporated by reference to Exhibit 4.11 of Registrant's
                  Form 10QSB as filed on April 11, 2001).

4.12*             Termination of Investment Banking Agreement - Schneider
                  Securities. (incorporated by reference to Exhibit 4.12 of Registrant's Form 10KSB as filed on August 29, 2001).

4.13*             Promissory Note (incorporated by reference to Exhibit 4.13 of
                  Registrant's Form 10QSB as filed on January 14, 2002).

4.14*             Class A Warrant Agreement (incorporated by reference to
                  Exhibit 4.13 of Registrant's Form 10QSB as filed on January
                  14, 2002).

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