Form 10KSB
period 2002-05-31
ELITE LOGISTICS INC
filed 2002-09-13
CIK 95284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                        Commission File Number 000-14614

                              ELITE LOGISTICS, INC.
                 (Name of small business issuer in its charter)

           Idaho                                     91-0843203
 (State of Incorporation)               (I.R.S. Employer Identification No.)

                               1201 North Avenue H
                              Freeport, Texas 77541
               (Address of executive offices, including zip code.)

                                 (979) 230-0222
                         (Registrant's telephone number)

                    ---------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $0.01 Per Share

                    ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended May 31, 2002 were $771,426.

As of September 10, 2002, the aggregate market value of the voting stock held by non-affiliates was approximately $810,934. Based on a value of $0.15 per share, the closing price of common stock as quoted by the Bulletin Board on such date.

The number of common shares outstanding as of September 7, 2002 was 15,557,429, after deducting 18,000 shares of common stock held in treasury.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS



                                                                                                   Page
                                                                                                   ----
                                              PART I

Item 1.       Description of Business                                                               1

Item 2.       Description of Properties                                                             7

Item 3.       Legal Proceedings                                                                     7

Item 4.       Submission of Matters to a Vote of Security Holders                                   7

                                              PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                              8

Item 6.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 8

Item 7.       Financial Statements                                                                 13

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                  13

                                             PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                    13

Item 10.      Executive Compensation                                                               15

Item 11.      Security Ownership of Certain Beneficial Owners and Management                       17

Item 12.      Certain Relationships and Related Transactions                                       18

Item 13.      Exhibits and Reports on Form 8-K                                                     20

Signatures                                                                                         22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

All references to the "Company" or "Elite" refer to Elite Logistics, Inc. and its wholly owned subsidiary, Elite Logistics Services, Inc. ("ELSI").

We are a Telematics Services Provider ("TSP") and a pioneer in the emerging Telemetry market. We provide hosted telemetry services accessible via the Internet or any text-enabled wireless device (e.g. PDA, Blackberry, Two-way Pager, WAP or SMS-enabled cell phone). We have developed software and hardware platforms for providing a wide variety of telemetric services that could include home/building security, utility meter reading, home health monitoring, and vending machine monitoring. We have signed or have pending volume reseller agreements with several operators of telemetry networks in the United States, Canada and Mexico.

We believe that the market segment of the Telemetry market with the most initial potential is the Telematics market. Telematics is the broad term used in the automotive industry to describe products and services enabled by the convergence of location technologies (e.g. GPS), communications (including wireless and the Internet) and information technology.

In the future, we intend to leverage our presence in the Telematics market and the flexibility of our telemetry platform to enter additional markets adjacent to the core Telematics space. We are exploring other market opportunities with major potential strategic partners. These include applications for the monitoring of strategic assets, material handling equipment, supply chain applications in the defense industry, inter-modal freight industry, airport logistics management, oilfield logistics management, and Homeland Security applications.

Our system integrates GPS technology with wireless communications networks (currently SkyTel and WebLink's two-way telemetry) and a Web-enabled Geographic Information System. The PageTrack(R) Intelligent Vehicle Systems ("IVS") can monitor, track, analyze, and control the movement of vehicles, trailers and valuable objects that are in transit. Our technology enables users to remotely locate and manage (disable, door lock/unlock, auto start, windows up/down etc.) vehicles via an Internet browser or other communications device (e.g. two-way pager, cell phone or wireless-enabled PDA). Our hosted Internet-based Telematics services include asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. We have on several occasions successfully supported law enforcement and vehicle recovery companies by quickly pinpointing the location of the vehicle for recovery.

We deliver our Telematics services via the worldwide web using an Application Service Provider ("ASP") delivery model. We believe that our "Internet-centric" business model based on Machine to Machine ("M2M") communications provides significant cost and service level advantages over many of our competitors' business models that are "call center-centric" (e.g. OnStar). Not only do we save the costs of manning a full call center, but we also provide our users with direct control over their own assets without the necessity of a human intermediary. We believe this appeals to the majority of our potential customers and we intend to incorporate the "you're in control" theme into the values on which we base our brand.

We have commenced marketing of the PageTrack(R) telematics hardware, Internet based telematics services and the Logistics Satellite Operating System ("LSOS(R)") logistics management software. We are generating revenues from hardware sales and telematics services. Currently, the majority of our revenues comprise sales of the PageTrack(R) hardware. Every unit that is installed also involves the provision of telematics services. We have structured our business model to be a value-added reseller of wireless communications services provided by Network Providers. We currently resell ReFLEX telemetry services from SkyTel, a WorldCom subsidiary and WebLink. We have packaged the carrier services into a variety of telematics services plans, which range in cost from $1.25 to $45.95 per month. In addition to the foregoing monthly fees, there is a one-time activation fee of up to $17.50. The services are delivered via the web (http://www.elitelog.com). Over time, we expect that monthly recurring revenues from our telematics services plans will become our primary source of revenues.

We market our products and services nationally and in certain international markets including Canada and Mexico. We have signed a distribution agreement with Motorola that makes our products and services available in Mexico. We will soon be marketing our products in other Latin American countries. We currently have proposals for the system to be installed in certain African nations, in the U.K. and certain European nations. We have also received expressions of interest from other countries in Asia.

From ELSI's inception in November 1997 through late 1999, we devoted substantially all of our efforts to product development. In late 1999, we began to place greater emphasis on developing the sales and marketing plans for our technology and securing funding for our pre-launch. The first sales of our PageTrack(R) hardware products and TSP service revenues occurred in fiscal year 2000. We have the capacity to accommodate production needs, which is outsourced to third party manufacturers, as sales continue to grow and markets expand. We intend to raise additional capital and invest these resources to increase our distribution reach by building a multi-faceted sales channel including OEMs, distributors, dealers and manufacturer's agents. We are also building a third party network of certified installers to install the product.

HISTORY OF THE COMPANY

Elite Logistics Services, Inc. was incorporated as an "S" Corporation on August 6, 1997 under the laws of the State of Texas and commenced business operations on November 19, 1997. On September 1, 1999, the Company became a "C" Corporation.

On November 17, 1999, ELSI agreed to an exchange of its stock in a merger with Summit Silver, Inc. (hereinafter "SSI"), a non-operating, publicly traded company shell company with limited assets. SSI's historical operations were in exploration and mining of precious metals, primarily in the Northwestern portion of the United States. As part of the acquisition, ELSI acquired limited assets from SSI. We accounted for the merger transaction as a capital transaction comprising a re-capitalization of a non-operating public enterprise (SSI) by a private operating company (ELSI). SSI subsequently changed its name to Elite Logistics, Inc. ("ELI"). ELI, an Idaho Corporation, is the holding company of ELSI, which has continued as a subsidiary of the Company and is consolidated for financial reporting purposes.

PATENTS

Since our inception we have placed a high priority on building a strong patent portfolio. We acquired a patent that was issued in 1998 that covers the transmission from a vehicle or mobile phone of data and location information over a cellular network to a base station operator, along with simultaneous voice communication between the base operator and the mobile user. This patent covers a "call center centric" business model for the provision of Telematics services including E911, roadside assistance, and concierge services.

We are in discussions with our intellectual property counsel regarding potential enforcement actions. These could result in license revenues for us or provide us with leverage to conclude desired strategic alliances with certain notable competitors. Additional infringement may occur with the advent of E-911 services utilizing cellular phones that incorporate a geographical positioning system receiving unit and emergency response or concierge service providers. The Federal Communications Commission has mandated the general availability of these services from late 2002.

We also have two patents pending that cover our Internet-centric ASP/M2M Telematics business model (the "PageTrack Patent") and an end-to-end logistics management system (the "Logistics Patent"). The International Patent examiner has advised us that the key claims in the PageTrack Patent will be allowed. This argues well for the potential allowance of these claims in the United States.

We believe that our patent portfolio will prove to be a significant tool to enable us to negotiate strategic alliances and to protect our competitive position. In the event that others challenge us, management believes that our patents (issued and pending) provide significant defensive cover.

On July 1, 2002, we filed suit in Federal Court against Chapman Technologies, Inc., for infringement on our existing #899 patent. Due to the bankruptcy of Chapman we subsequently withdrew this action without prejudice. Although there can be no assurance that we will be successful in patent litigation, we anticipate that we may receive royalties from the licensing of our intellectual property.

OUR TELEMATICS SYSTEMS

Our Telematics solution comprises an in-vehicle hardware platform linked to software applications hosted on our web servers, which are accessible to customers via a web browser, or two-way pager, or internet capable cell phone, PDA (e.g. Palm Pilot, BlackBerry, etc). The services are delivered via a TSP delivery model and do not generally require the customer to download or install any hardware or equipment other than the PageTrack(R) unit.

The system integrates our proprietary technologies with off-the-shelf software licensed from MapInfo, Oracle and Microsoft. We license commercially available technology whenever possible rather than acquiring internally developed systems. The PageTrack System runs on a Microsoft Windows NT 4.0 Server and stores data in an Oracle Database. Geographical Information Services and location data are maintained on MapInfo software also running on a Windows NT 4.0 Server.

The components of our TSP infrastructure are:

o Our PageTrack(R) hardware, which is installed in the monitored vehicle, integrates off the shelf Global Positioning System ("GPS") units (available from a variety of sources) with Motorola/Smart Synch's CreataLink ReFlex telemetry unit to provide a means of determining and reporting the location and status of a vehicle or other asset at any point in time. We have designed the PageTrack(R) products to be network and carrier independent. Our "plug and play" architecture means that the unit can be easily converted to operate on most types of wireless networks including paging, cellular, PCS, radio and satellite.

o Our web-enabled Logistics Satellite Operating System ("LSOS"(R)) is Internet based software. Our web site is designed for fast downloads and compatibility with most browsers. Pages are deliberately built with minimal graphics and do not require client-side plug-ins or Java to view.

o Web-enabled Geographic Information Systems ("GIS") technology allows customers to access the data collected by our system and display the vehicle's location on a map, via the Internet.

o A Network Operations Center ("NOC") is where the system servers are maintained and the network elements are monitored 24 hours per day, 7 days per week.

o Operators are available to assist customers at our Customer Control Center 24 hours per day, 7 days per week and provide communications services to customers that do not have Internet access.

SERVICES

We have structured our business model to be a reseller of communications services ("carrier services") provided by Wireless Network Providers. These services include:

Location Services - Our monitoring service allows our subscribers to locate their vehicle(s) online or via numerous wireless communications devices in near real-time and report its location for compliance, security and convenience purposes. Alternatively, the subscriber could call our Customer Control Center and receive an automated voice response or live operator indicating the vehicle's current location and status.

Security Services - Consumers can protect their vehicles against theft, improve their ability to recover the vehicle in the event that it is stolen, and are able to summon help quickly in the event of an emergency.

PageTrack(R) can be integrated with a vehicle's keyless entry and alarm system. If the vehicle alarm is triggered, or the vehicle is moved, PageTrack(R) automatically emits an alert, notifying the customer and our Customer Control Center of a potential vehicle theft. If the customer does not respond, our Customer Control Center will telephone the customer directly.

If the customer believes that the vehicle has been stolen or a driver is in danger, our Customer Control Center will assist the customer, and local law enforcement in the recovery or assistance as needed. The PageTrack System when installed in conjunction with third party hardware connected to the ignition system can also immobilize the vehicle and/or lock the doors to facilitate recovery by law enforcement.

Other security features allow a customer to establish a "zone of compliance" that activates our security system when vehicles leave the zone. Customers may also attach an IVS directly to valuable cargo or to expensive equipment such as construction equipment.

Information Services/Roadside Assistance - Customers can subscribe to our Automated Roadside Assistance Program. Our Customer Control Center can direct a tow truck or other selected services directly to a subscribing customer's location when the customer presses a roadside assistance button installed in his or her vehicle.

LSOS(R) FLEET MANAGEMENT SOFTWARE

LSOS(R) is a proprietary fleet management and logistics software application that provides fleet customers with time and location specific information regarding every vehicle in the fleet along with the ability to monitor and control functions on the vehicle. We offer a range of fleet management solutions, depending on the customer's budget and needs for location and messaging services. All of our solutions involve the installation of a PageTrack(R) unit in each vehicle and larger customers may license their own copy of the LSOS(R) software to support their fleet requirements.

We believe that software solutions that must be customized to the needs of individual fleet customers are too expensive and time-consuming to be sold effectively to any but the largest fleets. By emphasizing the operation of the LSOS(R) software running on hosted servers accessible via the Internet or various wireless devices, we believe we can attract a wide range of customers, many of whom would otherwise use less sophisticated logistics systems, if any at all.

Our potential customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets.

Our products and services allow commercial fleet operators to:

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

SALES & MARKETING

We currently market the PageTrack(R) System to:

o    Private motor vehicle owners (via dealers and other indirect channels)

o    Shipping and delivery companies

o    Rental car companies

o    Railroad and transportation companies

o    Various other fleet operators

We are establishing a strong multiple class distribution channel to serve both the commercial, as well as the consumer market. We are pursuing the distribution of our products to consumers and commercial users as follows:

o Wholesale distributors who will market our products to dealers and value added resellers.

o Dealers selling directly to consumers. The dealer network comprises automobile dealers and automobile aftermarket products installers.

o Establishing relationships with Value Added Resellers (VARs). VARs will sell our products in conjunction with non-Company products and services marketed by the reseller - primarily software applications that would be enhanced by the addition of real-time location specific functionality.

o Original equipment manufacturers who would incorporate our products into their products, such as an automobile manufacturer.

We are simultaneously establishing an installation, service and support channel. We are ensuring delivery of a leadership level of customer satisfaction by establishing authorization criteria, standards of service, quality monitoring and training.

MANUFACTURING

We design, integrate, and test The PageTrack System, consisting of software and hardware components, at our facilities. We have established relationships with three out-source manufacturers, all of which are capable of meeting our production needs as we grow and as markets expand.

THE TELEMATICS INDUSTRY

Several studies confirm that the Telematics industry will grow rapidly and represents a significant market opportunity. According to "Worldwide Telematics
Forecast: Regional Marketings and Forecasts" a 2002 report from the Telematics Research Group, the automotive telematics service industry could in 20 years be in similar size as the current cellular industry. The US cellular industry exceeded $52 billion in 2000. The current number of telematics autos in use will grow from 3.2 million in 2001 to more than 40 million by 2007 where the US market penetration would approach 12%. It is estimated that during the 2015-2025 timeframe more than 90% of the new autos would adopt some form of telematics capabilities. It is estimated that the worldwide industry was 2-3 times that of the US industry.

COMPETITION

The market for our services is competitive and is expected to become even more competitive in the future. We face competition from existing and potential competitors, which could reduce our market share and revenues. Our customers choose our services primarily on the basis of the functionality, price, ease of use, quality and geographic coverage of our services. If we are unable to compete successfully in these areas, competitive pressures may harm our business. Our current competitors provide telematics services similar to ours utilizing various wireless communication systems and GPS to transmit location information to a dispatcher (remote location). By comparison, our software is Internet based and is accessed directly by our customers through most commonly used Internet browsers or through a dispatcher operating out of our 24 hour a day, seven days a week Customer Control Center. We believe that there is no single competitor that offers the diversity of services and software functionalities that is offered by the PageTrack(R) System. Our core product market comprises both the commercial and consumer vehicle markets as well as those industries that provide shipping and delivery services and have fleet operations such as rental car companies and railroad and transportation companies.

Major competitors include:

       Commercial Vehicle Market - Qualcomm (NM:QCOM), MinorPlanet USA (NM:MNPL), @Road (NM:ARDI).

       Consumer Vehicle Market - LoJack(R) (NM:LOJN), Onstar(TM) (NYSE:GM)

The advantages of our products and services relative to its competition are that:

     o The costs of the TSP services are approximately 50% less than competitor services because our carrier service costs are generally lower than conventional near real-time, two-way communication services, such as satellite, cellular, and Specialized Mobile Radio
          (SMR) services.

     o Unlike some competitors (e.g. OnStar) that only deliver services via contact with a customer service representative (CSR), we utilize an ASP services delivery model that automates substantially all of the services delivery. We can provide our users with their own direct control over their asset, while eliminating the need for expensive CSRs. Apart from service delivery cost advantages our model can accommodate growth without being constrained by our ability to hire CSRs or build out CSR positions in our call center.

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

GOVERNMENTAL REGULATION

We are not aware of any existing governmental regulations that affect the manufacture, development or sale of our systems. However, we are monitoring a bill introduced by North Carolina Senator John Edwards aimed at stopping new mobile gadgets being turned into 'digital dog-tags,' enabling marketers to track people wherever they go and sell details, without permission. The proposed law would make a wireless services provider inform its subscribers when it is tracking their location. The purported objective of the legislation is to stop service providers revealing or selling data without customer consent. We do not believe that we would be affected by this legislation in its current form, as our system is only activated on the instructions of our customer or by some pre-determined event (e.g. if the vehicle crashes, causing the airbag to inflate).

E911 MANDATE

In June of 1996, the Federal Communications Commission ("FCC") proposed the Enhanced 911 ("E911") Mandate 94-102. This will enable a new and explosive, multi-billion-dollar market opportunity. The E911 Mandate was motivated by a simple observation - cell phone usage was rapidly rising, and people were using them to make more and more 911 calls. Emergency operators had difficulty in locating these phone calls since the exact position was not available - like it was accessible with landline calls. The E911 mandate was divided into two phases. During phase I, service providers had to provide emergency operators with the caller's telephone number as well as the base station - a rough indicator of location. Phase II mandated that exact co-ordinates of the user had to be available (within 125 meters) in 67% of 911 calls by October 1, 2001.

There are two competing methods to compute location: network-based methods and handset-based methods.

NETWORK METHODS

There are three competing network-based methods:

     (1) Angle of Arrival ("AOA") which uses special antenna arrays at two base stations to determine the direction of the cellular phone .

     (2) Time Difference of Arrival ("TDOA") which uses three base stations and computes the exact time delta between signal arrival at the base stations, and

     (3) Multipath Fingerprinting ("MF") which looks at the precise way in which the radio signal is received at one base station using special antennas, and then compares that fingerprint with a database of fingerprints for various locations.

The advantage of network-based methods is that existing cell phones can be made E911 compliant. The downsides are many - the most critical of which are the huge infrastructure investment required of providers, and the lack of privacy for users. A network-based service can always track a cell phone if it is on. This will be a serious impediment for users as they consider various options.

Handsets Integrating GPS: The idea for handset-based location computation is simple: use the infrastructure that is already present in the Global Positioning System (GPS). For years, GPS has been a specialty item for customers, and mainly used by the military. Using GPS in cellular phones solves the above-mentioned problems of infrastructure and privacy. Customers are tracked only if they specifically authorize it.

We believe that technology covered by our issued patent has applications in the provision of E911 services and we intend to explore the potential for license revenues.

EMPLOYEES

We have 15 full-time employees. Our officers provide their services on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Our facilities comprise our principal office located at 1201 North Avenue H, Freeport, Texas 77541. We lease 4,610 square feet of space at $7,469 per month with utilities paid and offices furnished on a lease that expires December 31, 2002. Our offices are currently adequate and suitable for our operations although, we are considering relocating the administrative and sales offices to Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

We are presently involved in two legal proceedings:

VIP Finance vs. Elite Logistics, Inc. - On November 21, 2001, VIP Finance, one of our customers, filed a complaint in the 141st Judicial District Court of Tarrant County, Texas in which VIP alleged breach of contract, fraud, and deceptive trade practices based on plaintiff's purchase of 1,000 PageTrack 2(TM) units claiming that the units were defective. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. We believe that the claims are without merit and we intend to vigorously defend this case. This lawsuit remains in the discovery phase.

Richard Andros vs. Elite Logistics Services, Inc. - On July 2, 2002, Mr. Andros, an independent contractor, filed a complaint in County Civil Court at Law #4 in Harris County, Texas alleging that he is owed $32,017. We are reviewing these claims with our legal counsel.

Other than those referred to above, we are not a party to any material legal proceedings nor are we aware of any which are pending or are known to be contemplated. Furthermore, we know of no legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such. From time to time we are involved in lawsuits that occur in the normal conduct of our business and are not material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (the " OTCBB") under the trading symbol "ELOG." The following table sets forth, for the periods indicated, the high and low closing sales prices for common stock of the Company as listed on the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                             Common Stock
                                                                        ----------------------
       Fiscal Year 2002                                                  High            Low
       -------------------------                                        ------          ------
        Quarter:
            Fourth                                                      $ 0.37          $ 0.15
            Third                                                         0.90            0.28
            Second                                                        0.89            0.60
            First                                                         1.45            0.60


       Fiscal Year 2001
       -------------------------
         Quarter:
            Fourth                                                      $ 2.125         $ 0.344
            Third                                                         3.125           1.50
            Second                                                        4.00            2.25
            First                                                         5.25            2.25

As of May 31, 2002, we had 1,246 holders of record of our common stock.

While we are currently accruing dividends on our preferred stock and will pay such dividends when declared, we have not and do not in the future, intend to pay dividends on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the Financial Statements of Elite Logistics, Inc. and subsidiaries, for the years ended May 31, 2002 and 2001, and the related notes to the Consolidated Financial Statements that appear elsewhere in this Form 10-KSB.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

RESULTS OF OPERATIONS

Revenues for the year ended May 31, 2002 decreased by $1,000,174, or 56%, to $771,426 as compared to $1,771,600 for the year ended May 31, 2001. Revenues include sales of the Company's PageTrack(R) products to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The decreased revenues resulted primarily from a sales volume decrease of 64% of PageTrack(R) units in fiscal 2002, slightly offset by a 2.7% increase in service revenue and other revenue resulting from restocking fees.

Cost of revenues for the year ended May 31, 2002 decreased $779,662, or 54%, to $661,782 as compared to $1,441,444 for the year ended May 31, 2001. Cost of revenues for the year ended May 31, 2002 included the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel, an MCI Worldcom Company, and Weblink Wireless, Inc., and the costs of operating our 24-hour Control Center. The decrease in cost of revenues for the year ended May 31, 2002 is attributable to the corresponding decrease in revenues.

Gross profit margin for the year ended May 31, 2002 decreased by $220,512, or 67%, to $109,644 as compared to $330,156 for the year ended May 31, 2001. Gross profit margin for fiscal year 2002 consisted of margins on our PageTrack(R) products, activations and resale of wireless telemetry network services provided by SkyTel and Weblink, offset by the costs of operating Our 24-hour Control Center. The decreased gross profit margin in 2002 is directly attributable to lower sales volume of PageTrack(R) products which have higher overall margins. Correspondingly, this made our overall average profit margin for the current year less than the prior year.

Sales and marketing expense for the year ended May 31, 2002 decreased $151,365, or 29%, to $379,178 as compared to $530,543 for the year ended May 31, 2001. Sales and marketing expenses consist primarily of compensation for our marketing and business development personnel, advertising, trade show and other promotional costs, design and creation expenses for marketing literature and our website. This decrease was primarily due to reductions in the number of sales and marketing personnel and voluntary reductions in the salaries of senior marketing personnel toward the end of fiscal year 2002. We expect that sales and marketing expenses will increase both in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote our products and services both domestically and internationally.

General and administrative expenses ("G&A") for the year ended May 31, 2002 increased $168,980, or 13% to $1,450,247 as compared to $1,281,267 for the year ended May 31, 2001. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, information systems, human resources, facilities, general management, bad debt expense and our occupancy costs and other overhead. This increase was primarily due to increases in outside contractors needed to support the anticipated growth of our business and was slightly offset by staff reductions occurring late in the fiscal year. We expect that G&A expenses will increase in absolute dollars as we hire additional personnel and incur additional expenses relating to the anticipated growth of our business, such as costs associated with increased infrastructure and the cost of maintaining our public company status.

Research and development expenses ("R&D") for the year ended May 31, 2002 were $470,942, which compared to $470,563 that was incurred in the previous year ending May 31, 2001. R&D consists primarily of compensation for the Company's research and development personnel, network operations and, to a lesser extent, depreciation on equipment used for research and development. We expect that, subject to available capital funding, R&D will increase in absolute dollars in future periods due to the costs of development of enhanced and new products and online services as we attempt to exploit a variety of market opportunities.

Other income and (expense) for the year ended May 31, 2002 increased $258,325, or 639%, to $(298,721) as compared to $(40,396) for the year ended May 31, 2001. The majority of the increase was due to interest expense associated with fundraising efforts as well as capital lease obligations. A majority of the increase in interest expense, was due to warrants issued in conjunction with convertible debt instruments issued during the first half of fiscal year 2002 which contributed $231,536 to total interest expense.

CASH FLOW FOR YEAR ENDED MAY 31, 2002

We had cash and cash equivalents of $739 at May 31, 2002 as compared to $34,591 at May 31, 2001. Our working capital deficit was $(1,387,531) at May 31, 2002 as compared to a deficit of $(422,622) at May 31, 2001.

Net cash used in operating activities was $1,139,764 for the year ended May 31, 2002. Net cash used in operating activities was primarily the result of the net loss before changes in operating assets and liabilities of $2,032,317, combined with increases in accounts payable of $553,481, accrued salaries of $114,646 and slightly offset by reductions of accounts receivable $106,597 and inventory of $33,443.

Net cash used in investing activities of $92,150 is comprised of patent application costs of $89,752 and fixed asset purchases of $2,398. During 2002, we continued to incur costs to defend our existing patents.

Net cash provided by financing activities was $1,198,062 and principally consisted of proceeds from the sale of our convertible notes of $1,169,500 and proceeds from shareholder notes of $154,475, offset by scheduled principal payments on various term loans. During the year ended May 31, 2002, we continued to invest our capital resources in sustaining our existing marketing and distribution channels and to improve upon our existing hardware and service products. We have no material commitments for capital expenditures. Subject to the funding constraints described within "Liquidity and Capital Resources," we anticipate that if we can acquire capital, there will be an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We would add web-based servers and telecommunications equipment to service increases in our customer base. If, as, and when the number of personnel increases, we foresee that we would add computer hardware resources and expand our primary office facility. If sales increase, the Company will need to fund higher inventory levels to support any growth in sales. We may also use capital resources to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will continue to experience growth in our operating expenses commensurate with growth in sales and that our operating expenses will require material capital resources for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements, we incurred a net loss of $2,489,444 for the year ended May 31, 2002 and continues to experience negative cash flows from operations. We will be required to raise additional capital through an offering of securities to fund our operations, and will attempt to continue raising capital resources until such time as we generate revenues sufficient to maintain ourselves as a viable entity. Management believes that these actions will assist us in reaching the point of profitability from operations and enable us to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development.

We have retained a financial advisor to assist in evaluating funding options available. There is no assurance, however, that we will be able to raise the additional funds we needs to continue in business. If we are unable to raise sufficient capital resources we may have to cease operations.

Since inception, we have financed our operations primarily through the private placement of our common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation (of which $244,500 was converted to Redeemable Preferred Stock during fiscal year
2000). We do not anticipate positive cash flow from operations until we achieve an installed base of around 25,000 units (current installed base is approximately 5,000 units) or monthly sales of 1,000 units. We believe that if we can obtain the capital required to fund our business plan that we will achieve positive cash flow within the 2003 fiscal year, but there can be no assurance that we will achieve this target.

Our business plan is based on building a nationwide and international distribution channel of PageTrack(R) dealers and distributors. The plan requires hiring additional personnel for sales, marketing, customer support and technical support. We estimate that a minimum of $1,200,000 of additional capital will be required to fund our current business plan to the point of positive cash flow from operations. There can be no assurance that we will be successful in obtaining any such funds on terms acceptable to us, if at all.

In the event that we are unable to secure such additional funding, management would attempt to downsize the business so as to enable us to survive and grow at a slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake us and significantly impair our long-term growth and value.

It is possible that we may register our common stock or preferred stock for sale to the public; however, turmoil in the equity markets has greatly impaired our access to such funding opportunities. If we were to register our common stock or preferred stock for sale, there can be no assurance that market conditions would facilitate a successful sale. We will continue to utilize our factoring agreement for eligible receivables, to accelerate cash flow from sales. Management is also exploring avenues to increase sales in order to fund operations from cash flow sooner than projected.

Until such time as we have successfully completed additional funding arrangements and are cash flow positive from operations, we remain at significant risk of closing our operations from our lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future fundings involving issuance of common stock or common stock derivatives.

CREDIT FACILITIES

During June 2000, we entered into a factoring agreement with a national banking organization. The bank will advance us 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to us. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At May 31, 2002, we had no contingent amounts owed under this agreement.

From time to time, we have obtained short-term loans from our primary shareholders, who were also officers and management of the Company. As of May 31, 2002, shareholder loans totaled $359,743. The loans bear interest at an annual rate of 8.25%, are unsecured and mature during the fourth quarter of 2002. We anticipate that as these amounts mature, the terms will be extended or may be converted to our common stock including the possibility of issuing additional warrants. We may continue to borrow funds from these shareholders in the future but there is no assurance that funds will be made available or under similar terms.

RELATED PARTY DISCLOSURE

As referred to above, we have loans with certain of our shareholders, directors, and officers. During the year ended May 31, 2002 we borrowed $154,475 under these loan agreements and repaid $105. During the year ended May 31, 2001 we borrowed $205,373 and repaid $10,000. Total interest expense incurred for the years ended May 31, 2002 and 2001 under these loan arrangements was $31,818 and $2,967, respectively. At May 31, 2002 and 2001, accrued but unpaid interest on these shareholder notes was $34,786 and $2,967, respectively. The total of shareholder loans outstanding at May 31, 2002 and 2001 was $359,743 and $205,373, respectively.

From time to time, when cash flow is not sufficient to fund payroll, certain officers and employees of the company forego receipt of payment of certain salaries earned. As of May 31, 2002, $163,002 of salaries have been accrued and will be paid as cash resources become available.

During the year ended May 31, 2000, we entered into agreements with certain officers to convert amounts owing to them for deferred compensation into equity in the form of Series A Redeemable Preferred Stock. The preferred stock carries an annual dividend of prime plus 2% per share and was redeemable on or before May 15, 2002, with Board of Directors approval. We are currently negotiating with the shareholders to convert their preferred shares to common shares.

ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The provisions of SFAS No. 141 are effective immediately. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS No. 141 will require that upon adoption of SFAS No. 142, we evaluate our existing intangible assets and make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141. Upon adoption of SFAS No. 142, we plan to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by August 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. We do not expect the provisions of SFAS No. 141 and SFAS No. 142 to have a significant effect on our financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

GOING CONCERN

We have a history of net losses and continue to experience negative cash flows from operations. Management will continue to attempt to raise capital resources and may do so through a registered offering of securities or through additional private offerings of our debt or common stock. We are dependent on raising capital resources from outside sources and will continue to do so until such time as we generate revenues and cash flows sufficient to maintain ourselves as a viable entity. Management believes that these actions will assist us in reaching the point of profitability from operations and enable us to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements.

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

ITEM 7. FINANCIAL STATEMENTS

See the Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements contained herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and persons who beneficially own 10% or more of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the year ended May 31, 2002 all of our directors and executive officers and 10% or greater holders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

As of September 13, 2002, our executive officers and directors are as follows:

   Name                                  Age           Position with Company
   -----------------------------    ---------------    -----------------------------------------------------
   Matthew Hutchins Sr.                   47           Chairman of the Board

   Stephen Harris                         47           Chief Executive Officer, President and a Member of
                                                       the Board of Directors

   Steven Bathgate                        47           Director

   Richard Huebner                        45           Director

   Joseph D. Smith                        58           Member of the Board of Directors

   Richard L. Hansen                      58           Chief Operations Officer and a Member of the Board
                                                       of Directors

   Hanh H. Nguyen                         39           Member of the Board of Directors

   Thien K. Nguyen                        39           Chief Technical Officer

   DeEtte Harrington                      39           Board Secretary

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors after each annual meeting of our shareholders.

EXECUTIVE OFFICERS AND DIRECTORS

MATTHEW HUTCHINS became the Chairman of our Board of Directors on June 25, 2002. He is the President and CEO of T-Speed Broadband Communications, Inc. He was formerly President & CEO of BroadbandNOW, Inc., a leading provider of broadband data services to the multi-family residential and single-family markets principally in partnership with residential multi-tenant unit property owners and emerging telecommunications providers, such as electric utilities, nationwide. Prior to becoming President & CEO of T-Speed Broadband Communications, Inc., Mr. Hutchins was Vice President, Business Development & Corporate Affairs since 1998. Prior to joining BroadbandNOW he was one of the founding principals and Chief Executive Officer of The Tiger Group, L.L.C., a privately-held international and strategic business development consultancy specializing in the multimedia, interactive telecommunications and information technology industries. Prior to his association with The Tiger Group, he was the Vice President, International & Chief Legal Officer of SpectraVision, Inc., a publicly held company providing video entertainment programming and interactive services for the lodging and hospitality industry, worldwide. Prior to his association with SpectraVision, he was a senior associate with the law firm of Andrews & Kurth. He received a BA from the University of Maine, a Master of Public Administration degree from Texas Tech University in 1979, and a JD degree from Texas Tech University.

STEPHEN M. HARRIS became our President, Chief Executive Officer and a member of the Board of Directors in March 2002. Mr. Harris was a founding partner at Forte Group, a mid-market venture catalyst and change management consulting practice, based in Houston, Texas. While at Forte, Mr. Harris provided consulting services to us from August 1999 to August 2000. From 1986 to 1999, Mr. Harris was employed by Compaq Computers GMBH in Germany. He has more than 25 years of leadership experience from a successful career that was launched at Texas Instruments, where he held key financial planning and marketing positions in the Terminals Division, Geophysical Products Division and the PC Products Division. While at Compaq Computer, he was instrumental in establishing 14 separate sales subsidiaries in Europe, the Middle East, Africa and Asia. As a General Manager responsible for developing foreign markets, he expanded distribution and drove revenue growth in excess of 80% annually for four years. As Europe, Middle East & Africa Business Development Marketing and Business Unit Director, he was responsible for all marketing and product activities implemented through a network of 12 subsidiaries with more than 3,000 distribution partners in 70 countries for a $1.0 billion division. Mr. Harris has a BS in Physics and an MBA from Northern Arizona University.

STEPHEN M. BATHGATE was appointed to the Board of Directors on January 10, 2002. Mr. Bathgate currently serves as the managing director of corporate finance and chairman of the commitment committee for Bathgate Capital Partners LLC (BCP), a company that he founded in 1995. He has had 26 years of experience in the securities industry. Prior to starting BCP, he was the Chairman and Chief Executive Officer of Cohig & Associates, Inc., a NASD member firm specializing in public and private financing for emerging growth companies. His other previous experience includes employment by Wall Street West, Dain Bosworth, Inc., and the National Association of Securities Dealers, Inc.

RICHARD HUEBNER was appointed to the board of directors on January 10, 2002. Mr. Huebner is Executive Director of Growth and Development and a member of the Commitment Committee of Bathgate Capital Partners. He joined BCP in October of 2001 in a management capacity to plan and facilitate its growth. He has been in the securities industry for over 22 years. His experience includes General Counsel for Hanifen, Imhoff, Inc. from January 1984 through September 1995. While at the firm, he served in numerous positions including E.V.P. and member of the Executive Committee of Hanifen, Imhoff Holdings, Inc. He also served as Director of Hanifen, Imhoff, Inc., and also for its holdings and investments divisions. In September 1995, Dick became an E.V.P., Director and member of the Executive Committee of Hanifen, Imhoff Clearing Corporation, which was sold to Fiserv in December 1999. He continued in those capacities for Fiserv Correspondent Services until May 2000. From May 2000 until he joined BCP, Mr. Huebner was a private investor. He received a B.A. in Economics and Business Administration from Hastings College.

JOSEPH D. SMITH has been a member of the Board of Directors since November 1999. Mr. Smith was President, Chief Executive Officer and a board member from November 1999 until March 2002 when he resigned. Mr. Smith was Chairman of the Board of Directors from November 1999 until June 2002. From August 1997 to November 1999, Mr. Smith was President of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From 1996 to August 1997, Mr. Smith was Director of Logistics for Baker Energy located in Houston, Texas. Baker Energy is in the business of oil and gas logistics. Mr. Smith was responsible for all logistics planning, logistics software development, budgeting, and company development. From March 1988 to January 1999, Mr. Smith was a part owner and Chief Technical Officer of Southern Instrument Company located in Freeport, Texas. Southern Instrument Company was engaged in the business of selling science and laboratory equipment. From October 1995 to May 1996 Mr. Smith was an independent logistics consultant. Mr. Smith is the husband of Diana Smith, the Company's Executive Administrator and member of the Board of Directors.

RICHARD L. HANSEN has been Chief Operating Officer and a member of the Board of Directors of the Company since November 1999. Mr. Hansen's duties include the daily operations of the Company ensuring customer support, investor relations, marketing and all operations in the absence of the President. From 1995 to 1998, Mr. Hansen was the corporate logistics manager and new business manager for Call Henry, Inc., Cocoa, Florida. Call Henry, Inc. was engaged in the business of distributing logistics software. Mr. Hansen was responsible for new business contacts, including marketing, proposal development and integration, and logistic policies.

HANH H. NGUYEN has been a member of the Board of Directors since November 1999. Since November 1997, Ms. Nguyen has been a director of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. Since 1989, Ms. Nguyen has been employed by Dow Chemical Company as Senior Lead Engineer. Ms. Nguyen is the wife of Thien Nguyen, a member of the Board of Directors.

THIEN K. NGUYEN resigned as a member of the Board of Directors on April 1, 2002 having served since November 1999. From August 1997 to November 1999. Mr. Nguyen continues to serve as Chief Technical Officer. Mr. Nguyen was Senior Vice President and a member of the Board of Directors of Elite Logistics Services, Inc., the Company's wholly owned subsidiary corporation. From August 1996 to August 1997, Mr. Nguyen was pursuing higher education. From February 1993 to August 1996, Mr. Nguyen was Vice President of Operations for Tree Fresh of Texas, Inc. Tree Fresh of Texas, Inc. is located in Houston, Texas and is engaged in the business of producing and distributing fruit juices to hotels. Mr. Nguyen is the husband of Hanh Hoang Nguyen, a member of the Board of Directors.

DEETTE HARRINGTON has been Secretary of the Board of Directors since June 1, 2001. Ms. Harrington serves as our Controller and has been employed with our Company since August 7, 2000. From December 1997 to August 2000 she was the Director of Finance for Angleton Danbury Medical Center and prior to that she was the Business Manager for a local medical clinic and was assistant cashier for First Prosperity Bank.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation paid or accrued by the Company to the Company's named executive officers for the last three completed fiscal years:

                                                        Other        Restricted   Securities
     Name and                                           Annual         Stock      Underlying       LTIP        All Other
Principal Position      Year     Salary     Bonus    Compensation     Award(s)   Options/SARs     Payouts    Compensation(2)
-------------------     ----    --------    -----    ------------    ----------  -------------    -------    ---------------
Steven M. Harris        2002      42,959       --           1,722            --         17,500(3)      --                 --
President and CEO

Joseph Smith            2002     100,004       --              --            --             --         --                 --
President and CEO       2001     120,000       --              --            --             --         --              3,600
                        2000     120,000       --              --            --             --         --                 --

Richard L               2002     108,202       --              --            --             --         --                 --
Hansen, COO             2001     108,000       --              --            --             --         --              3,240
                        2000     108,000       --              --            --             --         --                 --

Thien K. Nguyen         2002     108,000       --              --            --             --         --                 --
CTO                     2001     108,000       --              --            --             --         --                 --
                        2000     108,000       --              --            --             --         --                 --

Diana M. Smith          2002      37,780       --              --            --             --         --                 --
Exec Admin              2001      66,000       --              --            --             --         --              1,980
                        2000      66,000       --              --            --             --         --                 --

Russell A. Naisbitt     2002          --       --              --            --             --         --                 --
Treasurer and           2001          --       --              --            --             --         --                 --
and CFO (1)             2000          --       --              --            --             --         --                 --

(1) Mr. Naisbitt is a Director of Forte Group L.L.C. ("Forte"). Forte had a consulting agreement, which expired December 31, 2000, with us that provided for payments of up to $20,000 per month for services provided by Forte consultants. Thus, Mr. Naisbitt is not deemed to be a direct employee of the

     Company and has subsequently resigned his position as CFO and Treasurer. See Item 12. Certain Relationships and Related Transactions.

(2) Other compensation for the named individuals represents our contribution under our 401(k) employee savings plan.

(3) Fair value of options to purchase 250,000 shares of common stock, exercisable at $0.30 per share.

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans designated entirely for the benefit of our officers and directors.

OPTION/SAR GRANTS

Incentive stock option grants have been made to executive officers in accordance with our 2000 Stock Option Plan. As of May 31, 2002, Stephen M. Harris has been granted 250,000 options to purchase common stock of the Company, vesting upon signing of Mr. Harris' employment agreement, with an exercise price of $0.30 per share. Richard L. Hansen, COO, has been granted 15,000 option to purchase common stock of the Company with 1/3 vesting on September 1, 2001 with 1/24th vesting each month over the two succeeding years, with an exercise price of $0.75 per share.

LONG-TERM INCENTIVE PLAN AWARDS

We have generally relied on grants of stock options and, to a lesser extent, grants of restricted stock and stock purchase rights, under our Incentive Plan, to provide long-term incentive-based compensation. The objectives of the Incentive Plan are to (i) attract and retain the services of key employees, qualified independent directors and qualified consultants and other independent contractors and (ii) encourage the sense of proprietorship and stimulate the active interest of those persons in our development and financial success. At May 31, 2002, 1,445,000 options and stock purchase rights under the Incentive Plan had been Reserved for Granting to seven current employees at exercise prices ranging from $0.30 per share to $6.00 per share. Grants of Incentive Plan Awards are determined (number of awards and their terms) by the Chief Executive Officer and are contingent upon continued employment.

Stock options are granted with an exercise price equal to the fair market value on the date of grant and expire 10 years from the date of grant. Vesting terms of each grant is left to the discretion of management but they generally vest beginning on the date of grant. The first 250,000 options granted to Stephen M. Harris vested upon the signing of his employment agreement. The remaining 750,000 options vest 1/3 each year upon the anniversary date of his employment agreement.

Stock purchase rights are granted with an exercise price equal to the fair market value on the date of grant. Vesting terms of each grant is left to the discretion of management but generally vest immediately upon being granted and expire within one year.

We had not granted any restricted stock awards under the Incentive Plan as of May 31, 2002.

401(k) EMPLOYEE SAVINGS PLAN

We have a tax qualified 401(k) Employee Savings Plan ("401(k) Plan") for our employees in which the executive officers also participate. Under the 401(k) Plan, eligible employees are permitted to defer receipt of up to 15% of their compensation (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash. Pursuant to the 401(k) Plan, we elect to match 50% of the first 6% of employee deferral, with our contribution subject to limitations imposed by the Internal Revenue Service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Salary deferral contributions under the 401(k) Plan are 100% vested. Our contributions vest ratably over five years. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment.

COMPENSATION TO DIRECTORS

We reimburse members of the Board of Directors for their expenses incurred in connection with their services as directors. Matthew Hutchins and Stephen M Harris have management services agreements with us. There are no other compensation arrangements with any directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the common stock ownership as of May 31, 2002 of each person known by us to be the beneficial owner of five percent or more of our common stock, each of our directors individually, and all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, unless otherwise noted in the footnote to the table, and all ownership is of record and beneficial.




                                  Number of                                                   Percentage of
                                  Shares of                                                    Shares of
                                 Common Stock                                                  Common Stock
                                 Beneficially                                                 Beneficially
        Name of Owner               Owned                        Position                       Owned (1)
---------------------------    ----------------     ------------------------------------    ----------------
Joseph D. Smith                    1,104,400        Former President, Chief Executive               7.09%
                                                    Officer and remaining member of
                                                    the Board of Directors

Diana Smith                        4,016,000        Former Executive Administrator                 25.78%

Richard L. Hansen (2)                517,000        Chief Operating Officer and                     3.32%
                                                    member of the Board of Directors

Thien Nguyen                       1,104,400        Chief Technical Officer                         7.09%

Hanh H. Nguyen                     3,112,400        Member of the Board of Directors               19.98%


Stephen M. Harris (3)              1,365,555        President, Chief Executive Officer              8.77%
                                                    and member of the Board of Directors

Stephen M. Bathgate (4)              690,000        Member of the Board of Directors                4.43%

Richard Huebner (5)                  300,000        Member of the Board of Directors                1.93%

All officers and
directors as a group              12,209,755                                                       78.39%

(1) Percentages are based on 15,575,429 shares of common stock outstanding as of September 13, 2002. Warrants and options which are exercisable have been excluded from the computation of the percentages of shares beneficially owned.

(2) Shares shown include 10,417 of common stock that could be acquired pursuant to a stock option award made on September 1, 2000 that are immediately exercisable, and 833 shares of common stock that could be acquired pursuant to stock options exercisable within 60 days of September 1, 2002.

(3) Mr. Harris had a 30% interest in Forte through December 31, 2001 and resigned upon accepting employment with the Company. Shares shown include 1,115,555 shares of common stock that are immediately exercisable that are held by Forte. Shares shown also include 250,000 of common stock pursuant to options awarded on March 1, 2002 that are immediately exercisable.

(4) Shares shown include 230,000 shares of common stock that could be acquired pursuant to stock purchase warrants exercisable on January 1, 2002 and 230,000 shares of common stock that could be acquired pursuant to stock purchase warrants awarded on November 30, 2001 that are immediately exercisable.

(5) Shares shown include 100,000 shares of common stock that could be acquired pursuant to stock purchase warrants awarded January 1, 2002 that are immediately exercisable and 100,000 shares of common stock that could be acquired pursuant to stock purchase warrants awarded on November 30, 2001 that are immediately exercisable.

The following table contains information about securities that have been issued or are issuable under equity compensation plans, as of May 31, 2002.

                             Number of securities to    Weighted average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
Plan category                warrants, and rights       warrants, and rights       equity compensation plans
---------------------------  -------------------------  -------------------------  --------------------------
Equity compensation plans
approved by security
holders                                410,000                      $0.59                     790,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, we have has entered into transactions with parties related to the Company. We believe that all transactions with related parties were entered into on terms no more or less favorable to us than could have been obtained from unrelated third parties.

In April 2001, Joseph Smith, a director and our former President and CEO, and Diana Smith, his wife, borrowed $125,000 from an institutional lender. The Smiths loaned the proceeds of the loan to us. The loans bear interest at a rate of 18%. The Smiths pledged 4,810,400 shares of our common stock owned by them to secure the loan with the institutional lender.

Steven Bathgate has loaned us a total of $30,000 as of May 31, 2002. Subsequent to May 31, 2002, Mr. Bathgate agreed to convert these loans into the notes.

On June 25, 2002 we entered into an employment agreement with Matthew Hutchins. Pursuant to that agreement, we have agreed to pay him a base salary of $100,000 per annum and an additional $711 per day until he begins working for us full time. His base salary will then increase to $144,000 per annum until we raise additional capital of $1,000,000 at which time his salary will increase to $250,000 per annum. He will also be paid a bonus of a minimum of $250,000 a year if we meet certain performance criteria that will be set by the Board of Directors. We also granted him stock options to purchase shares of common stock in an amount of not less than 8% of our fully diluted capital stock of the company. Of the options granted to him, 50% vest immediately; the remaining 50% vest one year from the date of the Agreement. He will also receive a bonus of 2 1/2% of the first $400,000 of this capital raised, and 5% of funds raised in excess of $400,000 of capital raised.

Our principal shareholders, Mr. and Mrs. Smith and Mr. and Mrs. Nguyen, are negotiating an agreement that will provide Mr. Hutchins the right to vote a number of their shares equivalent to 51% of the shares outstanding prior to any capital being raised.

In March 2002, Stephen Harris provided a loan to the company of $110,000. We are negotiating conversion of this note to common stock.

PREFERRED STOCK

We entered into an agreement with certain officers that provided for those officers to convert deferred compensation into equity in the form of Series A Redeemable Preferred Stock. The preferred stock carries an annual dividend of prime plus 2% per share and was redeemable on or before May 15, 2002, with Board of Directors approval. We are currently negotiating with the former officers to extend the terms or convert the preferred shares to common stock.

FORTE GROUP L.L.C. - CONSULTING SERVICES AND OTHER TRANSACTIONS

Russell Naisbitt, formerly one of our directors, was also a director of Forte Group L.L.C.. ("Forte") a Houston, Texas based venture catalyst specializing in accelerating the development of emerging technology companies. On August 23, 1999, we entered into a consulting agreement with Forte. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2002 and 2001 were $51,997 and $110,047, respectively.

We also issued Forte a warrant to purchase 1,115,555 shares of our common stock at $1.25 per share. The exercise price of the warrant was the fair market value of our common stock on the date of the grant. The Board of Directors have agreed to extend Forte's warrants to March 30, 2004 and reduce the strike price from $1.25 to $0.90 per share in return for Forte's agreement to convert the consulting fees we owed them to common stock at $0.25 per share.

Following the termination of consulting arrangements with Forte we entered into a direct consulting arrangement with Mr. Naisbitt. As of May 31, 2002, fees and expenses of $75,000 were accrued as owing directly to Mr. Naisbitt pursuant to this consulting agreement.

OFFICERS LOANS AND DEFERRED COMPENSATION

On May 31, 2002 we owed accrued compensation and other outstanding loans as follows:

                                               Accrued
     Name                                    Compensation        Loans        Total
     ---------------------                   ------------      ---------    ---------
     Joseph D. Smith                         $     56,530      $ 153,243    $ 209,773
     Thien K. Nguyen                               55,676         59,500      115,176
     Diana M. Smith                                 3,165             --        3,165
     Stephen M. Harris                             36,228        110,000      146,228
     Richard L. Hansen                             11,403          7,000       18,403
     Steve Bathgate                                    --         30,000       30,000
                                             ------------      ---------    ---------
         Total                               $    163,002      $ 359,743    $ 522,745
                                             ------------      ---------    ---------

The loans bear interest at an annual rate of 8.25%, are unsecured and mature during the fourth quarter of 2002. We are in the process of converting the shareholder loans to equity in lieu of extending the maturity dates of the notes.

We have not entered into any other obligations regarding deferred compensation with our officers and consultants.

MANAGEMENT SERVICE AGREEMENTS

During the years ended May 31, 2002 and 2001, we entered into management service agreements with various members of management. These agreements are for unspecified terms and contain non-compete clauses ranging form 12 to 18 months in the event that their job tenure with us is severed. The agreements also provide for the granting of up to 1,445,000 options to acquire our common stock over the next three years, contingent upon their continued employment.

INVESTMENT BANKING AND FINANCIAL ADVISORY SERVICES

Richard Huebner and Steven Bathgate are principals in the investment banking firm of Bathgate Capital Partners ("BCP"). During the year ended May 31, 2002, we entered into various consulting and placement agent agreements with BCP and associates. We paid BCP fees and commissions in a 2002 convertible debt offering, and issued BCP and persons associated with BCP warrants to purchase shares of our common stock. Total compensation under these agreements included consulting fees of $35,000 paid in cash and or common stock and warrants, commissions on capital raised of $156,963, non accountable expense allowance of $3,108 and warrants to purchase 350,850 shares of common stock at $0.50 per share and warrants to purchase 175,425 shares of common stock at $1.00 per share, both exercisable through December 31, 2006.

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

         4.8 *           Common Stock Purchase Agreement - Koyah. (incorporated by reference to Exhibit 4.8 of
                         Registrant's Form 10QSB as filed on January 5, 2001).

         4.9 *           Investor Rights Agreement - Koyah. (incorporated by reference to Exhibit 4.9 of Registrant's
                         Form 10QSB as filed on January 5, 2001).

         4.10 *          Warrant Agreement - Koyah. (incorporated by reference to Exhibit 4.10 of Registrant's
                         Form 10QSB as filed on January 5, 2001).

         4.11 *          Investment Banking Agreement - Schneider Securities. (incorporated by reference to
                         Exhibit 4.11 of Registrant's Form 10QSB as filed on April 11, 2001.

         4.12 *          Termination of Investment Banking Agreement - Schneider Securities. (incorporated by reference to Exhibit 4.12 of Registrant's Form 10KSB as filed on August 29, 2001).

         4.13 *          Promissory Note (incorporated by reference to Exhibit 4.13 of Registrant's Form 10QSB as filed on January 14, 2002).

         4.14 *          Class A Warrant Agreement (incorporated by reference to Exhibit 4.14 of Registrant's Form 10QSB as filed on January 14, 2002).

         4.15            Management Services Agreement dated March 4, 2002 by and between Elite Logistics, Inc. and
                         Stephen M. Harris.

         4.16            Management Services Agreement dated July 11, 2002 by and between Elite Logistics, Inc. and
                         Matthew Hutchins, Sr.

         10.1 *          Acquisition Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Form 10SB as filed on March 7, 2000).

         10.2 *          Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit
                         10.2 of Registrant's Form 10SB12G/A as filed on June 15, 2000).

         10.3 *          Agreement between the Company and Motorola, Inc. (incorporated by reference to Exhibit
                         10.3 of Registrant's Form 10SB12G/A as filed on June 15, 2000).

         10.4 *          Distribution Agreement (incorporated by reference to Exhibit 10.4 of Registrant's Form
                         10SB12G/A as filed on July 11, 2000).

         11.1            Computation of Per Share Earnings.

         99.1 *          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
                         Sarbanes - Oxley Act of 2002.

         99.2 *          Office Lease (incorporated by reference to Exhibit 99.1 of Registrant's Form 10SB as filed on
                         March 7, 2000).

         99.3 *          Agreement between the Company and Vollmer Public Relations (incorporated by reference to
                         Registrant's Form 10SB12G/A as filed on June 15, 2000).

         *Incorporated by reference as indicated.

(b)      REPORTS ON FORM 8-K:
         MARCH 28, 2002 - Form 8K filed announcing Stephen M. Harris appointed as President and CEO

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELITE LOGISTICS, INC.


                           BY: /s/ Stephen M. Harris
                               ------------------------------------------------
                                   Stephen M. Harris, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                            Date
-------------------------------     -----------------------------    -----------------
/s/    Stephen M. Harris            President                        September 13, 2002
------------------------            and Chief Executive Officer
       Stephen M. Harris

/s/    Richard L. Hansen            Director                         September 13, 2002
------------------------
       Richard L. Hansen

/s/    Hanh H. Nguyen               Director                         September 13, 2002
---------------------
       Hanh H. Nguyen

/s/    Steve Bathgate               Director                         September 13, 2002
---------------------
       Steve Bathgate

/s/    Richard Huebner              Director                         September 13, 2002
----------------------
       Richard Huebner

/s/    Joseph D. Smith              Director                         September 13, 2002
----------------------
       Joseph D. Smith

/s/    Matthew Hutchins             Director                         September 13, 2002
-----------------------
       Matthew Hutchins

                              ELITE LOGISTICS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Page
                                                                                                 ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets as of May 31, 2002 and 2001                                                   F-2

     Statements of Operations for the Years Ended
       May 31, 2002 and 2001                                                                      F-3

     Statements of Stockholders' Equity (Deficit)
       for the Years Ended May 31, 2002 and 2001                                                  F-4

     Statements of Cash Flows for the Years Ended
       May 31, 2002 and 2001                                                                      F-5

Notes to Consolidated Financial Statements                                                        F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Elite Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Elite Logistics, Inc., (the "Company") as of May 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Logistics, Inc. as of May 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



    /s/ Pannell Kerr Forster of Texas, P.C.
    ---------------------------------------
        Pannell Kerr Forster of Texas, P.C.

        Houston, Texas
        August 28, 2002

ELITE LOGISTICS, INC.

CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                      May 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
                                     ASSETS

   CURRENT ASSETS
     Cash                                                                  $        739      $     34,591
     Accounts receivable, net of an allowance of $33,141 and $70,294
       as of May 31, 2002 and 2001, respectively                                 62,809           133,542
     Inventory                                                                  204,302           237,745
     Other receivables                                                            2,482             1,193
                                                                           ------------      ------------

       TOTAL CURRENT ASSETS                                                     270,332           407,071
                                                                           ------------      ------------

   PROPERTY AND EQUIPMENT
     Computer equipment                                                         142,811           141,539
     Software                                                                   118,788           118,788
     Furniture and equipment                                                     63,978            63,978
     Less:  accumulated depreciation and amortization                          (226,581)         (169,564)
                                                                           ------------      ------------

       TOTAL PROPERTY AND EQUIPMENT, NET                                         98,996           154,741
                                                                           ------------      ------------

    PATENTS, NET                                                                145,696            62,592
                                                                           ------------      ------------

   TOTAL ASSETS                                                            $    515,024      $    624,404
                                                                           ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
     Accounts payable                                                      $    890,383      $    336,902
     Accrued expenses                                                           150,728            66,342
     Leases payable                                                              25,110            35,255
     Accrued salaries                                                           163,002            48,356
     Accrued preferred stock dividends                                           61,873            43,729
     Shareholder loans payable                                                  359,743           205,373
     Notes payable                                                                7,024            93,736
                                                                           ------------      ------------

       TOTAL CURRENT LIABILITIES                                              1,657,863           829,693
                                                                           ------------      ------------

    LEASES PAYABLE, NET OF CURRENT PORTION                                        2,190            24,017
                                                                           ------------      ------------

       TOTAL LIABILITIES                                                      1,660,053           853,710
                                                                           ------------      ------------

   COMMITMENTS AND CONTINGENCIES                                                     --                --

   REDEEMABLE PREFERRED STOCK                                                   244,500           244,500
                                                                           ------------      ------------

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - $0.01 par value; 50,000,000 shares authorized,
       15,575,429 and 13,085,258 shares issued and outstanding
       as of May 31, 2002 and 2001, respectively                                155,755           130,853
     Warrants                                                                   937,581           592,063
     Additional paid-in capital                                               3,659,883         2,431,314
     Accumulated deficit                                                     (6,105,623)       (3,598,036)
     Treasury stock - 18,000 and 15,000 shares as of
         May 31, 2002 and  2001, respectively, at cost                          (37,125)          (30,000)
                                                                           ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,389,529)         (473,806)
                                                                           ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $    515,024      $    624,404
                                                                           ============      ============


See accompanying notes to consolidated financial statements

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                        Year Ended May 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
REVENUES                                         $    771,426      $  1,771,600

COST OF REVENUES                                      661,782         1,441,444
                                                 ------------      ------------

GROSS PROFIT                                          109,644           330,156
                                                 ------------      ------------

EXPENSES
   Sales and marketing                                379,178           530,543
   General and administrative                       1,450,247         1,281,267
   Research and development                           470,942           470,563
                                                 ------------      ------------

     TOTAL EXPENSES                                 2,300,367         2,282,373
                                                 ------------      ------------

     OPERATING LOSS                                (2,190,723)       (1,952,217)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Loss on sale of equipment                               --            (1,207)
   Loss on exchange of investments                         --           (19,400)
   Interest income                                        114             1,812
   Other income                                         8,356                --
   Interest expense                                  (307,191)          (21,601)
                                                 ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                    (298,721)          (40,396)
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES                           (2,489,444)       (1,992,613)

INCOME TAXES                                               --                --
                                                 ------------      ------------

NET LOSS                                         $ (2,489,444)     $ (1,992,613)
                                                 ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.17)     $      (0.16)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
   COMMON SHARES OUTSTANDING                       14,506,559        12,712,670
                                                 ============      ============

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================

                                         Common Stock
                                   -------------------------                Additional                               Stockholders'
                                                                             Paid-in     Accumulated     Treasury       Equity
                                     Shares         Amounts    Warrants      Capital       Deficit        Stock        (Deficit)
                                   -----------     ---------   ---------    ----------   -----------    ----------   -------------
Balance at May 31, 2000             12,186,139     $ 121,862   $ 230,210    $1,479,968   $(1,579,446)   $       --   $     252,594

Issuance of 897,819 shares of
  common stock and 836,641
  warrants, net of expenses
  of $27,416                           897,819         8,978     361,853       948,759            --            --       1,319,590

Exercise of options                      1,300            13          --         2,587            --            --           2,600

Purchase of treasury stock,
  15,000 shares, at cost                    --            --          --            --            --       (30,000)        (30,000)

Preferred cumulative dividends
                                            --            --          --            --       (25,977)           --         (25,977)

Net loss                                    --            --          --            --    (1,992,613)           --      (1,992,613)
                                   -----------     ---------   ---------    ----------   -----------    ----------   -------------

Balance at May 31, 2001             13,085,258       130,853     592,063     2,431,314    (3,598,036)      (30,000)       (473,806)

Issuance of 118,790 shares of
  common stock and
  1,076,275 warrants, net of
  expenses of $2,158                   118,790         1,188      73,140       103,390            --            --         177,718

Issuance of 2,371,381 shares
  of common stock upon
  conversion of debt and
  accrued interest and
  issuance of 1,169,500
  class B warrants                   2,371,381        23,714          --     1,166,021            --            --       1,189,735

Issuance of 1,169,500
  warrants in conjunction
  with the issuance of
  convertible promissory
  notes                                     --            --     231,536            --            --            --         231,536

Issuance of 330,000 warrants
  in conjunction with the
  repricing of warrants                     --            --      68,673       (68,673)           --            --              --

Expiration of warrants                      --            --     (27,831)       27,831            --            --              --

Purchase of treasury stock,
  3,000 shares, at cost                     --            --          --            --            --        (7,125)         (7,125)

Preferred cumulative
  dividends                                 --            --          --            --       (18,143)           --         (18,143)

Net loss                                    --            --          --            --    (2,489,444)           --      (2,489,444)
                                   -----------     ---------   ---------    ----------   -----------    ----------   -------------

Balance at May 31, 2002             15,575,429     $ 155,755   $ 937,581    $3,659,883   $(6,105,623)   $  (37,125)  $  (1,389,529)
                                   ===========     =========   =========    ==========   ===========    ==========   =============

See accompanying notes to consolidated financial statements.

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                      Year Ended May 31,
                                                                ------------------------------
                                                                    2002              2001
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (2,489,444)     $ (1,992,613)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                                  63,665            63,001
       Allowance for doubtful accounts                               (37,153)           70,294
       Common stock issued for professional services                 104,578           414,725
       Warrants issued for professional services                      73,140            24,354
       Common stock issued for interest on convertible debt           20,235                --
       Notes payable issued for services                                  --            65,980
       Amortization of convertible note discount                     231,536                --
       Loss on exchange of investments                                    --            19,400
       Investments exchanged for services                                 --             5,000
       Loss on sale of equipment                                       1,126             1,207
     Changes in operating assets and liabilities:
       Accounts and other receivables                                106,597            49,873
       Inventory                                                      33,443           506,981
       Accounts payable                                              553,481          (262,924)
       Accrued expenses                                               84,386           (29,252)
       Accrued salaries                                              114,646                --
                                                                ------------      ------------

     Net cash used in operating activities                        (1,139,764)       (1,063,974)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (2,398)          (20,778)
   Proceeds from sales of property and equipment                          --               591
   Proceeds from note receivable                                          --            10,000
   Patent costs                                                      (89,752)          (21,094)
                                                                ------------      ------------

     Net cash used in investing activities                           (92,150)          (31,281)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock net of expenses                                      --           869,791
   Exercise of options                                                    --             2,600
   Proceeds from convertible notes payable                         1,169,500                --
   Payments on leased equipment                                      (31,971)          (24,616)
   Payments on notes payable                                        (123,112)         (186,186)
   Proceeds from notes payable                                        36,400           213,550
   Payments on shareholders loans                                       (105)          (10,000)
   Proceeds from shareholders loans                                  154,475           205,373
   Purchase of treasury stock                                         (7,125)          (30,000)
                                                                ------------      ------------

     Net cash provided by financing activities                     1,198,062         1,040,512
                                                                ------------      ------------

Net decrease in cash and cash equivalents                            (33,852)          (54,743)

Cash and cash equivalents, beginning of period                        34,591            89,334
                                                                ------------      ------------

Cash and cash equivalents, end of period                        $        739      $     34,591
                                                                ============      ============

See accompanying notes to consolidated financial statements.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations

Elite Logistics, Inc. (hereinafter the "Company" or "Elite"), an Idaho corporation, through its wholly owned subsidiary, Elite Logistics Services, Inc. ("ELSI"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and information technology in the automotive industry. Elite designs and sells, primarily through a dealer/distributor channel, the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems ("GPS") receiver, links a vehicle, or other asset, to our Internet servers via ReFLEX(TM) two-way wireless telemetry networks. Elite is also a telematics services provider ("TSP") providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. The Company's products and services are marketed nationally and in certain international markets.

Going Concern Considerations

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,489,444 for the year ended May 31, 2002 and continues to experience negative cash flows from operations. Management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Additionally, the Company and its principle shareholders are exploring the possibility of obtaining loans from other third party sources. Management believes that these actions will assist the Company in reaching the point of profitability from operations and enable the Company to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and accompanying notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements for the years presented.

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on fiscal year 2001 net loss or stockholders' equity.

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

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising

Advertising costs are charged to operations in the period incurred.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years. Expenditures for repairs and maintenance which do not extend the useful life of the related asset are expensed as incurred. Depreciation expense for the years ended May 31, 2002 and 2001 was $57,017 and $63,001, respectively.

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

Stock-Based Compensation

The Company accounts for Stock Based Compensation in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion ("APB") No. 25 and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25 (See Note 12).

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the years ended May 31, 2002, 2001, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Patents

Patents cost consists of patents pending and is amortized using a straight-line method over 10 years upon receipt of patent appeals.

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

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. As of May 31, 2002 and 2001, $26,645 and $21,683, respectively, has been accrued and recorded as compensated absences.

Concentration of Credit Risk

The Company maintains its cash with a major U.S. bank and, from time to time, these amounts exceed the Federally insured limit of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The provisions of SFAS 141 are effective immediately. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS 141 will require that upon adoption of SFAS 142, we evaluate our existing intangible assets and make any necessary reclassifications in order to conform to the new criteria in SFAS 141. Upon adoption of SFAS 142, we plan to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by June 1, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by August 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. We do not expect the provisions of SFAS 141 and SFAS 142 to have a significant effect on our financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION

Following is a summary of supplemental cash flow disclosure information:

                                                                       Year Ended May 31,
                                                                   -------------------------
                                                                      2002           2001
                                                                   ----------     ----------
Cash paid for interest                                             $   23,602     $   18,634

NON-CASH TRANSACTIONS:
   Issuance of common stock for professional services              $  104,578     $  414,725
   Issuance of common stock for interest on convertible debt       $   20,235     $       --
   Issuance of common stock for equipment                          $       --     $   10,681
   Issuance of common stock in conversion of debt and interest     $1,189,735     $       --
   Warrants issued for professional services                       $   73,140     $   24,354
   Warrants issued for convertible notes discount                  $  235,536     $       --
   Equipment financed by capital lease                             $       --     $   76,037
   Notes payable issued for services                               $       --     $   65,980
   Investments exchanged for services                              $       --     $    5,000

NOTE 4 - PATENTS

We currently have one issued domestic patent and two foreign patent applications pending. Our patent applications relate to internet-enabled, global positioning system technology for the commanding, controlling, identification and routing of items in transit. The costs of patent applications and any cost incurred defending patents are capitalized as incurred. The costs of patents are expected to be amortized over their statutory lives of 10 years upon receipt of patent approvals. As of May 31, 2002, we have accumulated amortization of $6,648.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost or market, with cost being determined on a weighted average basis and consists of the following:

                                                 May 31,
                                         ------------------------
                                            2002          2001
                                         ----------    ----------
                Finished goods           $   31,856    $   50,572
                Raw materials               172,446       187,173
                                         ----------    ----------
                Share Total              $  204,302    $  237,745
                                         ----------    ----------

NOTE 6 - DEBT

Capital leases
Elite has capital leases with various leasing companies for office equipment and computer hardware and software with monthly installments of $3,013, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of May 31, 2002 and 2001 were $27,300 and $59,272, respectively.

Following is a summary of office equipment and computer hardware and software under capital lease:

                                                             May 31,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
                Office equipment                      $ 50,739    $ 50,739
                Computer hardware and software          37,624      37,624
                Less accumulated depreciation          (48,022)    (28,503)
                                                      --------    --------

                Capitalized cost, net                 $ 40,341    $ 59,860
                                                      --------    --------

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation expense of office equipment and computer hardware and software under capital leases amounted to $19,519 and $24,616 for the years ended May 31, 2002 and 2001, respectively, and is included in total depreciation expense in the consolidated statements of operations.

Future minimum payments, including interest, under capital leases as of May 31, 2002 are as follows:

                                   Year Ending
                                     May 31,
                                  -------------
                                      2003                     $  27,655
                                      2004                         2,352
                                                               ---------

                                      Total                    $  30,007
                                                               ---------

Future minimum payments under capital leases consist of the following:

                                                             May 31,
                                                      ----------------------
                                                        2002          2001
                                                      --------      --------
                Future minimum lease payment          $ 30,007      $ 67,128
                Less amount representing interest       (2,707)       (7,856)
                                                      --------      --------

                Present value of net minimum
                   capital lease payments             $ 27,300      $ 59,272
                                                      --------      --------

Shareholder Loans Payable

The Company has loans from its shareholders, who are also officers and management of the Company, in the amounts of $359,743 and $205,373 at May 31, 2002 and 2001, respectively. The notes bear interest at an annual rate of 8.25%, are unsecured and mature during the fourth quarter of 2002. The Company's President and CEO is negotiating conversion of the shareholder loans to common stock in lieu of restating the maturity dates. All shareholders have verbally agreed to this transaction and it is anticipated to be complete before the first quarter of the 2003 fiscal year.

Notes Payable

At May 31, 2002 and 2001, the Company had various individual unsecured notes payable with American Express in the amount of $7,024 and $21,058, respectively. At May 31, 2002 and 2001 monthly payments totaled $2,911 and $7,979, respectively, including interest at an annual rate of approximately 15.9%. Each note payable has a maturity of six months from the date of its origination.

Factoring Agreement

During June 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At May 31, 2001, we had $72,678 outstanding under this factoring agreement. At May 31, 2002, there is no outstanding balance owed under the factoring agreement, but it remains available for future advances.

Convertible Promissory Notes

In July, 2001, the Company entered into an agreement with an investment bank to raise interim capital through an offering of 10% convertible promissory notes (the "Convertible Notes"). Each $10,000 investment provided for the issuance of 10,000 warrants to purchase common stock of the Company exercisable at any time within five years from the date of issuance at a price of $0.625 per share.

During the year ended May 31, 2002 the Company raised $1,169,500 through the issuance of the Convertible Notes. In conjunction with the issuance of these Convertible Notes the Company issued

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1,169,500 warrants which would provide total cash proceeds to the Company of $730,938 ($0.625 per share) if all of the warrants are exercised. A debt discount of $231,536 was recorded in conjunction with the issuance of these warrants, all of which has been amortized to interest expense during the year ended May 31, 2002. On December 31, 2001, 100% of the holders of these notes converted the amounts outstanding plus accrued interest of $20,235 into 2,371,381 shares of common stock of the Company using a conversion price of $0.50 per share for principal and $0.625 per share for accrued interest. This offering expired on December 31, 2001.

NOTE 7 - INCOME TAXES

As of May 31, 2002, net operating losses ("NOLs"), accumulated since its November 1999 merger with Summit Silver, Inc. ("SSI"), total $6,043,751 and begin to expire in 2020. Additionally, SSI had a NOL carryforward of approximately $1,450,000, which may be offset against future taxable income through 2013. It is currently unknown if the NOL carryforwards will expire unused. With the significant change in ownership during November 1999, our ability to utilize these NOLs will be substantially minimized for future periods in accordance with Internal Revenue Service Code Section 382. Due to the uncertainty as to whether we will be profitable in the future, an allowance has been provided to offset the tax benefit of this deferred tax asset relating to the NOL carryforward.

The Company has no other significant book to tax differences in its assets and liabilities, which would give rise to other material deferred tax assets or liabilities.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has loans from its shareholders in the amounts of $359,743 and $205,373 at May 31, 2002 and 2001, respectively. The notes bear an interest rate of 8.25% annually, are unsecured, and mature during the fourth quarter of 2002. Accrued salaries due to shareholders amounted to $163,002 and $48,356 at May 31, 2002 and 2001, respectively.

In September 1999, the shareholders exchanged $244,500 of accrued salaries for 2,445 shares of redeemable preferred stock at $100 per share (See Note 9).

On August 23, 1999, Elite Logistics Services, Inc. entered into a consulting agreement with Forte Group L.L.C. ("Forte") that provided for cash compensation of $20,000 per month for services provided by Forte over an initial period of twelve (12) months. Compensation (if any) and consulting services to be provided (if any) beyond the initial period are to be mutually agreed upon. In addition to the consulting fees detailed above, Forte earns certain success related contingency fees in the event that it introduces investors who fund the Company or executives who are employed by the Company. This agreement was subsequently extended through May 31, 2002. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2002 and 2001 were $91,999 and $110,047, respectively.

NOTE 9 - REDEEMABLE PREFERRED STOCK

On September 15, 1999, ELSI issued 2,445 shares of Series A Redeemable Preferred Stock ("Preferred Stock") with $100 par value as payment to existing stockholders for deferred compensation. As part of the acquisition of SSI, these shares were exchanged for 2,445 shares of SSI's Preferred Stock at $0.01 par value with a $100 redemption price per share having the same rights and privileges as the original shares of our preferred stock.

Total authorized shares of Preferred Stock is 10,000,000 and have preferences as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (prime was 4.75% at May 31, 2002). As of May 31, 2002, cumulative dividends accrued, but not declared or paid, amount to $61,873 and are recorded as accrued preferred stock dividends.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was originally required to redeem all issued and outstanding shares of Preferred Stock on September 15, 2000 at a redemption price of $100 per share. On September 15, 2000, the Company failed to redeem the outstanding shares of Preferred Stock as required, and subsequently negotiated with the preferred stockholders to extend the term to May 15, 2002. The Company is currently in the process of negotiating conversion of the Preferred Stock to common stock and expects to finalize the documents to complete the transaction in the near term. All shareholders have verbally agreed to the conversion in lieu of extending the maturity dates. Prior to such time, at the option of the board of directors, the Company may redeem in whole or in part the outstanding Preferred Stock. At May 31, 2002, no shares of Preferred Stock had been redeemed.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Matters

VIP Finance vs. Elite Logistics, Inc. - On November 21, 2001, VIP Finance, one of our customers, filed a complaint in the 141st Judicial District Court of Tarrant County, Texas in which VIP alleged breach of contract, fraud, and deceptive trade practices based on plaintiff's purchase of 1,000 PageTrack 2(TM) units claiming that the units were defective. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. We believe that the claims are without merit and we intend to vigorously defend this case. This lawsuit remains in the discovery phase.

Richard Andros vs. Elite Logistics Services, Inc. - On July 2, 2002, Mr. Andros, an independent contractor, filed a complaint in County Civil Court at Law #4 in Harris County, Texas alleging that he is owed $32,017. We are reviewing these claims with our legal counsel.

Other than those referred to above, we are not a party to any material legal proceedings nor are we aware of any which are pending or are known to be contemplated. Furthermore, we know of no legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such. From time to time we are involved in lawsuits that occur in the normal conduct of our business and are not material to us.

Operating Leases

The Company leases office space in Freeport, Texas under a three-year term ending December 31, 2002 with monthly lease payments of $4,069. The Company anticipates moving to new office space when the lease matures. Total future expected minimum lease payments on the above lease at May 31, 2002 are $28,483.

Rent expense for the years ended May 31, 2002 and May 31, 2001 was $89,628 and $83,359, respectively.

Management Service Agreements

During the years ended May 31, 2002 and 2001, the Company entered into management service agreements with various members of management. These agreements are for unspecified terms and contain non-compete clauses ranging from 12 to 18 months for employees in the event that their job tenure with the Company is severed. The agreements also provide for the granting of up to 1,445,000 options to acquire common stock of the Company over the next three years, contingent upon their continued employment.

NOTE 11 - COMMON STOCK

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrants may be below the fair market value of the underlying common stock on the date of issuance (See Note 12).

During the year ended May 31, 2001, the Company completed various private offerings of its common stock for cash and in exchange for various goods and services. The Company issued 619,281 shares of common stock generating cash proceeds of $869,830 (net of offering expenses of $27,416). In addition,

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company issued 258,654 shares of common stock in exchange for goods and services that had a total value of $378,725 and 3,884 shares of common stock in exchange for equipment that had a total value of $10,681. During December 2000, the Company issued 16,000 shares of common stock to employees of the Company as compensation for prior services. Correspondingly, the Company recorded compensation expense of $36,000. Additionally, an employee of the Company exercised options in which the Company issued 1,300 shares of common stock at an exercise price of $2.00 per share generating cash proceeds of $2,600.

During the year ended May 31, 2002, the Company issued 118,790 shares of common stock in exchange for services valued at $104,578. In addition, the Company raised $1,169,500 through the issue of the Convertible Notes. In conjunction with the issuance of these Convertible Notes the Company issued 1,169,500 warrants which would provide total cash proceeds to the Company of $730,938 ($0.625 per share) if all of the warrants are exercised. On December 31, 2001, 100% of the holders of these notes converted the amounts outstanding plus accrued interest of $20,235 into 2,371,381 shares of common stock of the Company using a conversion price of $0.50 per share for principal and $0.625 per share for accrued interest. This offering expired on December 31, 2001.

NOTE 12 - WARRANTS AND OPTIONS

Warrants

On September 20, 1999, the Board of Directors approved the issuance of a warrant to Vernor Investments to purchase up to 100,000 shares of the Company's common stock at 5% below the current market value at the time of exercise, exercisable from the date of issuance until September 30, 2000. These warrants expired unexercised during fiscal year 2001.

During October 2000, provisions for a private placement of the Company's common stock to an investor provided for the issuance of 555,556 warrants with an exercise price of $2.70 per share and contingent penalty warrants to be issued in the future in the event that the Company's common stock is not registered prior to January 13, 2001. Since October 2000, under the provisions of this offering, 200,000 penalty warrants were issued at an exercise price of $1.35 per share. At the request of the investor, the issuance of the remaining 400,000 penalty warrants has been waived in lieu of a reduced exercise price of the original 555,556 warrants previously issued. On August 2, 2001 the Company agreed to amend the exercise price per share of the original $2.70 warrants and the $1.35 penalty warrants to $0.625 per share. Additionally, the Company issued 330,000 warrants with an exercise price of $0.625 per share to this investor to waive their right to veto subsequent issues of the Company's common stock. The Company recorded an adjustment of $68,673 to the original proceeds of the October 2000 private placement offering in conjunction with the issuance of these additional warrants.

During the fiscal year ended May 31, 2002, the Company issued 2,889,000 warrants in conjunction with an offering of 10% Convertible Notes. This included 1,169,500 warrants issued to holders of the Convertible Notes, 1,169,500 of warrants issued upon conversion of these notes to common stock of the Company and 1,076,275 warrants issued to the placement agent and a consultant who assisted in structuring the Convertible Note offering. A non-cash charge of $73,140 arising from the issuance of the 1,076,275 warrants was recorded within general and administrative expenses.

During the year ended May 31, 2002, a total of 50,610 warrants expired unexercised having an original fair value of $27,831.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. Warrants issued during the years ended May 31, 2002 and 2001 were estimated to have a fair value of $373,349 and $361,853, respectively.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of information regarding warrants is as follows:

                                                                 Year Ended May 31,
                                         -----------------------------------------------------------------
                                                      2002                                2001
                                         ------------------------------     ------------------------------
                                                            Weighted                           Weighted
                                          Number of          Average         Number of          Average
                                           Shares        Exercise Price        Shares       Exercise Price
                                         -----------     --------------     -----------     --------------
Outstanding at beginning of year           1,952,196         $  1.60          1,215,555          $ 1.25

Granted                                    3,745,275            0.80            836,641            2.10
Exercised                                         --              --                 --              --
Forfeited or expired                         (50,610)           2.75           (100,000)             --
                                         -----------                         ----------

Outstanding at end of year                 5,646,861            1.06          1,952,196            1.60
                                         -----------                         ----------

Weighted average fair value of
warrants granted during the year         $      0.10                         $     0.43
                                         -----------                         ----------

The fair value of warrants at the dates of grant were estimated using the Black-Scholes Option Price Calculation model using the following assumptions:

                                                         Year Ended May 31,
                                                -------------------------------------
                                                       2002                2001
                                                -----------------    ----------------
                  Expected life (years)                3 - 5              1.5 - 3
                  Risk free interest rates          1.8% - 3.7%         4.7% - 5.5%
                  Volatility                            30%              30% - 75%
                  Dividend yield                        0%                  0%

During the years ended May 31, 2002 and 2001, the fair market value of these warrants were determined to be $373,048 and $361,853, respectively. Of these amounts, warrants issued for goods and services during the years ended May 31, 2002 and 2001 resulted in the Company recording expenses of $73,140 and $24,354, respectively, pursuant to SFAS No. 123.

Employee Stock Option Plan

In 2000, the Company adopted the Elite Logistics, Inc. 2000 Equity Incentive Plan, under which 500,000 shares of common stock were available for issuance with respect to awards (which may comprise options and/or stock purchase rights) granted to officers, management and other key employees of the Company. During 2001, the Board of Directors voted and approved the increase of shares available under the equity incentive plan to 1,000,000. The plan also includes a provision for an annual increase in the number of shares available for issuance to 200,000 shares or 1.5% of the outstanding shares or a lesser amount determined by the Board. During the year ended May 31, 2002, the Company increased the number of shares available to 1,200,000. At the time the option is granted, the administrator shall fix the period within which the option may be exercised, fixing the exercise price at no less than 100% of the fair market value per share on the date of grant and will determine the acceptable form of consideration for exercising the option.

During the years ended May 31, 2002 and 2001, the Company entered into management service agreements with various employees that provide for the granting of options to purchase common stock of the Company over a three year period with the first grant commencing on or about the one year anniversary of the date of their agreement, contingent upon continued employment. These options vest 1/3 upon the completion of one year of service following the date of grant and thereafter 1/24 vests each subsequent month of service and are exercisable at the fair market value on the date of grant. Options reserved for granting by such agreements totaled 1,445,000 and 445,000, at May 31, 2002 and 2001, respectively. During the years ended May 31, 2002 and 2001, 370,000 and 40,000, respectively, of options have been granted under the provisions of the management service agreements.

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Information regarding the 2000 Equity Incentive Plan is as follows:

                                                           Year Ended May 31,
                                         -------------------------------------------------------
                                                    2002                              2001
                                         --------------------------    -------------------------
                                           Number of      Exercise      Number of      Exercise
                                           Options         Price         Options        Price
                                         ------------    ----------    -----------    ----------
Outstanding, beginning of year                 60,000    $     2.22          1,300    $     2.00
Granted                                       770,000          0.32        140,000          2.63
Exercised                                          --            --         (1,300)         2.00
Expired                                      (420,000)         0.33        (80,000)         2.94
Forfeited                                          --            --             --            --
                                         ------------                  -----------

Outstanding, end of year                      410,000          0.59         60,000          2.22
                                         ------------                  -----------

Exercisable, end of year                      345,417          0.47         36,667          2.15
                                         ------------                  -----------

Available for grant, end of year              790,000                      940,000
                                         ------------                  -----------

A summary of the Company's stock options categorized by class of grant at May 31, 2002 is as follows:

                            All Options                                             Exercisable Options
------------------------------------------------------------------    ---------------------------------------------
                                        Weighted
                                         Average         Weighted                                         Weighted
    Range of                            Remaining        Average        Range of                          Average
 Exercise Price         Options        Contractual       Exercise       Exercise         Options          Exercise
                      Outstanding         Life            Price          Price          Exercisable        Price
------------------   -------------    -------------    -----------    -------------     -----------      ---------
$0.30 - $0.44            295,000          9.71            $0.31       $0.30 - $0.44         282,083        $0.31
$0.72 - $0.75             75,000          9.77            $0.74       $0.72 - $0.75          46,667        $0.74
$2.13 - $2.97             40,000          8.71            $2.35       $2.13 - $2.97          16,667        $2.35

During the year ended May 31, 2001, 1,300 options were exercised by employees of the Company generating cash proceeds of $2,600.

The weighted average fair value at date of grant for options granted during 2002 and 2001 was $0.08 and $0.88 per option, respectively.

The fair value of options at the dates of grant were estimated using the Black-Scholes Option Price Calculation model using the following assumptions:

                                                                Year Ended May 31,
                                                       -------------------------------------
                                                             2002                2001
                                                       -----------------    ----------------
                   Expected life                              10 yrs.            10 yrs.
                   Risk-free interest rate                1.7% - 3.7%         4.0 - 6.5%
                   Volatility                                     30%          30% - 75%
                   Dividend yield                                  0%                 0%

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for the years ended May 31, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma net loss and basic and diluted loss per share amounts indicated below:

                                                                   Year Ended May 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
            Net loss - as reported                            $ (2,489,444)   $ (1,992,613)
            Net loss - pro forma                              $ (2,519,717)   $ (2,115,945)
            Basic and diluted loss per share - as reported    $      (0.17)   $      (0.16)
            Basic and diluted loss per share - pro forma      $      (0.17)   $      (0.17)

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - 401(k) EMPLOYEE SAVINGS PLAN

During May 2000, the Company adopted the Elite Logistics Services, Inc. 401(k) Plan (the "Plan"), a tax-deferred incentive savings and profit sharing plan to provide retirement benefits to its employees. The Company's contribution to the Plan is determined by the Board of Directors but in no event will exceed 50% of the first 6% of employee deferral. The Employees' salary deferral contributions are 100% vested and the Company's employee matching contributions vests ratably over five years. The Company's employee matching contribution to the Plan during the years ended May 31, 2002 and 2001, was $20,116 and $19,519, respectively.

NOTE 14 - SIGNIFICANT CUSTOMERS AND VENDORS

During the year ended May 31, 2002, the Company had sales as a percentage of total sales to one customer that totaled 24%. During the year ended May 31, 2001, the Company had sales, as a percentage of total sales, to two customers that totaled 20% and 12%, respectively.

The Company uses several vendors to provide goods and services. During the year ended May 31, 2002, the Company had three vendors that provided goods and services as a percentage of total cost of goods sold of 21%, 18% and 15%, respectively. During the year ended May 31, 2001 the Company had two vendors that provided goods and services as a percentage of total cost of goods sold of 19% and 13%, respectively. Operations of the Company would not be materially impacted by the loss of these vendors as management believes there are alternative vendors. There is no assurance that these vendors can be replaced at competitive prices.

                                                                    EXHIBIT 11.1

Statement re: Computation of Per Share Earnings

For the following periods the registrant had no securities, which were dilutive for the calculation of earnings per share.

                                                                      Weighted average number of basic and
   Summary from year-end audited        Basic and diluted loss per         diluted common stock shares
        financial statements                   common share                        outstanding
-------------------------------------   --------------------------    ------------------------------------
Year ended 5/31/2002                             $(0.17)                           14,506,559

Year ended 5/31/2001                             $(0.16)                           12,712,670

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Elite Logistics, Inc. (the "Company") on Form 10-KSB for the year ending May 31, 2002 and 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Stephen M. Harris, President and Chief Executive Officer of the Company, I hereby certify pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Annual Report on Form 10-KSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Annual Report on Form 10KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.


By:  /s/ Stephen M. Harris                              September 13, 2002
--------------------------
         Stephen M. Harris
         President, Chief Executive Officer
         and Interim Chief Financial Officer