Form 10KSB/A
period 2002-05-31
ELITE LOGISTICS INC
filed 2002-10-01
CIK 95284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE




This Amendment No. 1 to Form 10-KSB on Form 10-KSB/A amends Part II, Item 6 and
Item 7 of our Annual Report on Form 10-KSB for the year ended May 31, 2002 to change the report as follows:

(1) A word processing error on Page 9 within the last sentence of the second paragraph under "Cash flows for Year Ended May 31, 2002" was corrected to include "accrued expenses of $84,386".

(2) A word processing error on Page 19 under the caption "Forte Group L.L.C. - Consulting Services and Other Transactions" of the first paragraph last sentence has been corrected to be $49,155. Also on Page F-11 of Footnote 8 within the last paragraph of the last sentence has been corrected to be $49,155.

(3) A word processing error on Page 21 of which the reference to Exhibit No. 11.1 has been deleted.

(4) A word processing error on Page F-3 of the Consolidated Statement of Operations under the 2002 column was corrected to report a net loss of $(0.18) per share and the weighted average number of basic and diluted common shares outstanding was corrected to be 14,183,313.

(5) A word processing error on Page F-9 of Footnote 3 within the Non-Cash Transactions captioned "Warrants issued for convertible notes discount" under the 2002 column was corrected to be $231,536.

(6) A word processing error on Page F-13 of Footnote 12 of which the third paragraph has been inserted.

(7) A word processing error on Page F-14 of Footnote 12 within the first sentence of the paragraph following the "Fair value of Warrants" data table was corrected to be $373,349.

(8) A word processing error on Page F-15 of Footnote 12 within the pro forma disclosures of SFAS No. 123 table under the 2002 column was corrected to report a loss of $(0.18) per share.

(9) A word processing errors on Page 11 within the second paragraph, on Page 19 within the first paragraph following the "Accrued Compensation and Other Loans" table, on Page F-10 within Footnote 6 of the subparagraph captioned "Shareholder Loans Payable" and on Page F-11 of Footnote 8 within first paragraph the annual interest rate was corrected to read "at an annual fixed interest rate ranging from 5% to 8.25%".


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

Net cash used in operating activities was $1,139,764 for the year ended May 31, 2002. Net cash used in operating activities was primarily the result of the net loss before changes in operating assets and liabilities of $2,032,317, combined with increases in accounts payable of $553,481, accrued salaries of $114,646, accrued expenses of $84,386 offset by reductions of accounts receivable $106,597 and inventory of $33,443.

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

From time to time, we have obtained short-term loans from our primary shareholders, who were also officers and management of the Company. As of May 31, 2002, shareholder loans totaled $359,743. The loans bear interest at an annual fixed interest rate ranging from 5% to 8.25%, are unsecured and mature during the fourth quarter of 2002. We anticipate that as these amounts mature, the terms will be extended or may be converted to our common stock including the possibility of issuing additional warrants. We may continue to borrow funds from these shareholders in the future but there is no assurance that funds will be made available or under similar terms.

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

FORTE GROUP L.L.C. - CONSULTING SERVICES AND OTHER TRANSACTIONS

Russell Naisbitt, formerly one of our directors, was also a director of Forte Group L.L.C.. ("Forte") a Houston, Texas based venture catalyst specializing in accelerating the development of emerging technology companies. On August 23, 1999, we entered into a consulting agreement with Forte. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2002 and 2001 were $49,155 and $110,047, respectively.

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

The loans bear interest at an annual fixed interest rate ranging from 5% to 8.25%, are unsecured and mature during the fourth quarter of 2002. We are in the process of converting the shareholder loans to equity in lieu of extending the maturity dates of the notes.

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

Signature                           Title                            Date
-------------------------------     -----------------------------    -----------------
/s/    Stephen M. Harris            President                        September 24, 2002
------------------------            and Chief Executive Officer
       Stephen M. Harris

/s/    Richard L. Hansen            Director                         September 24, 2002
------------------------
       Richard L. Hansen

/s/    Hanh H. Nguyen               Director                         September 24, 2002
---------------------
       Hanh H. Nguyen

/s/    Steve Bathgate               Director                         September 24, 2002
---------------------
       Steve Bathgate

/s/    Richard Huebner              Director                         September 24, 2002
----------------------
       Richard Huebner

/s/    Joseph D. Smith              Director                         September 24, 2002
----------------------
       Joseph D. Smith

/s/    Matthew Hutchins             Director                         September 24, 2002
-----------------------
       Matthew Hutchins

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
                                                                           ============      ============


See accompanying notes to consolidated financial statements

ELITE LOGISTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                        Year Ended May 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
REVENUES                                         $    771,426      $  1,771,600

COST OF REVENUES                                      661,782         1,441,444
                                                 ------------      ------------

GROSS PROFIT                                          109,644           330,156
                                                 ------------      ------------

EXPENSES
   Sales and marketing                                379,178           530,543
   General and administrative                       1,450,247         1,281,267
   Research and development                           470,942           470,563
                                                 ------------      ------------

     TOTAL EXPENSES                                 2,300,367         2,282,373
                                                 ------------      ------------

     OPERATING LOSS                                (2,190,723)       (1,952,217)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Loss on sale of equipment                               --            (1,207)
   Loss on exchange of investments                         --           (19,400)
   Interest income                                        114             1,812
   Other income                                         8,356                --
   Interest expense                                  (307,191)          (21,601)
                                                 ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)                    (298,721)          (40,396)
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES                           (2,489,444)       (1,992,613)

INCOME TAXES                                               --                --
                                                 ------------      ------------

NET LOSS                                         $ (2,489,444)     $ (1,992,613)
                                                 ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.18)     $      (0.16)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
   COMMON SHARES OUTSTANDING                       14,148,313        12,712,670
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

                              ELITE LOGISTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION

Following is a summary of supplemental cash flow disclosure information:

                                                                       Year Ended May 31,
                                                                   -------------------------
                                                                      2002           2001
                                                                   ----------     ----------
Cash paid for interest                                             $   23,602     $   18,634

NON-CASH TRANSACTIONS:
   Issuance of common stock for professional services              $  104,578     $  414,725
   Issuance of common stock for interest on convertible debt       $   20,235     $       --
   Issuance of common stock for equipment                          $       --     $   10,681
   Issuance of common stock in conversion of debt and interest     $1,189,735     $       --
   Warrants issued for professional services                       $   73,140     $   24,354
   Warrants issued for convertible notes discount                  $  231,536     $       --
   Equipment financed by capital lease                             $       --     $   76,037
   Notes payable issued for services                               $       --     $   65,980
   Investments exchanged for services                              $       --     $    5,000

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

Shareholder Loans Payable

The Company has loans from its shareholders, who are also officers and management of the Company, in the amounts of $359,743 and $205,373 at May 31, 2002 and 2001, respectively. The notes bear interest at an annual fixed interest rate ranging from 5% to 8.25%, are unsecured and mature during the fourth quarter of 2002. The Company's President and CEO is negotiating conversion of the shareholder loans to common stock in lieu of restating the maturity dates. All shareholders have verbally agreed to this transaction and it is anticipated to be complete before the first quarter of the 2003 fiscal year.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has loans from its shareholders in the amounts of $359,743 and $205,373 at May 31, 2002 and 2001, respectively. The notes bear at an annual fixed interest rate ranging from 5% to 8.25% annually, are unsecured, and mature during the fourth quarter of 2002. Accrued salaries due to shareholders amounted to $163,002 and $48,356 at May 31, 2002 and 2001, respectively.

In September 1999, the shareholders exchanged $244,500 of accrued salaries for 2,445 shares of redeemable preferred stock at $100 per share (See Note 9).

On August 23, 1999, Elite Logistics Services, Inc. entered into a consulting agreement with Forte Group L.L.C. ("Forte") that provided for cash compensation of $20,000 per month for services provided by Forte over an initial period of twelve (12) months. Compensation (if any) and consulting services to be provided (if any) beyond the initial period are to be mutually agreed upon. In addition to the consulting fees detailed above, Forte earns certain success related contingency fees in the event that it introduces investors who fund the Company or executives who are employed by the Company. This agreement was subsequently extended through May 31, 2002. Total fees paid or accrued (in the form of cash and common stock) to Forte during the years ended May 31, 2002 and 2001 were $49,155 and $110,047, respectively.

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

During the year ended May 2001, as referred to in Note 11, the Company completed various private offerings of its common stock for cash and for goods and services. In conjunction with these offerings, the Company also issued warrants to acquire an additional 581,641 shares of common stock with an exercise price ranging from $1.35 - $2.75 per share, expiring 18 months to three years from the date of issuance. Additionally, 255,000 warrants were issued for goods and services having a total value of $24,354. These warrants have an exercise price of $1.35 - $2.75 per share, expiring three years from the date of issuance.

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

During the years ended May 31, 2002 and 2001, the fair market value of these warrants were determined to be $373,349 and $361,853, respectively. Of these amounts, warrants issued for goods and services during the years ended May 31, 2002 and 2001 resulted in the Company recording expenses of $73,140 and $24,354, respectively, pursuant to SFAS No. 123.

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

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for the years ended May 31, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma net loss and basic and diluted loss per share amounts indicated below:

                                                                   Year Ended May 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
            Net loss - as reported                            $ (2,489,444)   $ (1,992,613)
            Net loss - pro forma                              $ (2,519,717)   $ (2,115,945)
            Basic and diluted loss per share - as reported    $      (0.18)   $      (0.16)
            Basic and diluted loss per share - pro forma      $      (0.18)   $      (0.17)

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

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Elite Logistics, Inc. (the "Company") on Form 10-KSB/A for the year ending May 31, 2002 and 2001 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Stephen M. Harris, President and Chief Executive Officer of the Company, I hereby certify pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Amended Annual Report on Form 10-KSB/A fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Amended Annual Report on Form 10KSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.


By:  /s/ Stephen M. Harris                              September 24, 2002
--------------------------
         Stephen M. Harris
         President, Chief Executive Officer
         and Interim Chief Financial Officer