Form 10QSB
period 2002-08-31
ELITE LOGISTICS INC
filed 2002-10-21
CIK 95284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 2002

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

As of October 18, 2002, the number of shares outstanding of the registrant's class of common stock was 19,567,942.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No: [X]

                              ELITE LOGISTICS, INC.

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of August 31, 2002 and May 31, 2002                            1

         Consolidated Statements of Operations for the Three Months
         ended August 31, 2002 and 2001                                                                2

         Consolidated Statement of Stockholders' Equity (Deficit) for the Three
         Months ended August 31, 2002                                                                  3

         Consolidated Statements of Cash Flows for the Three Months ended
         August 31, 2002 and 2001                                                                      4

         Notes to the Consolidated Financial Statements                                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                                               10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            15

Item 2.  Changes in Securities                                                                        15

Item 3.  Defaults Upon Senior Securities                                                              15

Item 4.  Submission of Matters to a Vote of Security Holders                                          15

Item 5.  Other Information                                                                            15

Item 6.  Exhibits and Reports on Form 8-K                                                             16

Signatures                                                                                            17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
ELITE LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     August 31,          May 31,
                                                                                        2002              2002
                                                                                    ------------      ------------
                                                      ASSETS

 CURRENT ASSETS
   Cash                                                                             $     67,160      $        739
   Accounts receivable, net of allowance for doubtful accounts of
     $37,112 and $33,141 at August 31, 2002 and May 31, 2002, respectively                55,652            62,809
   Inventory                                                                             178,874           204,302
   Other current assets                                                                   41,617             2,482
                                                                                    ------------      ------------
         TOTAL CURRENT ASSETS                                                            343,303           270,332
                                                                                    ------------      ------------

 PROPERTY AND EQUIPMENT
   Computer equipment                                                                   142,811            142,811
   Software                                                                              118,788           118,788
   Furniture and equipment                                                                63,978            63,978
   Less: accumulated depreciation and amortization                                      (235,352)         (226,581)
                                                                                    ------------      ------------
         TOTAL PROPERTY AND EQUIPMENT, NET                                                90,225            98,996
                                                                                    ------------      ------------

 PATENTS, NET                                                                            147,281           145,696
                                                                                    ------------      ------------

 TOTAL ASSETS                                                                       $    580,809      $    515,024
                                                                                    ------------      ------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                 $    458,590      $    890,383
   Accrued expenses                                                                      118,168           150,728
   Leases payable                                                                         19,347            25,110
   Accrued salaries                                                                      151,789           163,002
   Accrued preferred stock dividends                                                          --            61,873
   Convertible promissory notes payable, net of discount                                 292,806                --
   Shareholder loans payable                                                             365,115           359,743
   Notes payable                                                                             846             7,024
                                                                                    ------------      ------------
         TOTAL CURRENT LIABILITIES                                                     1,406,661         1,657,863
                                                                                    ------------      ------------

   LONG-TERM LIABILITIES - Leases payable, net of current portion                             --             2,190
                                                                                    ------------      ------------

TOTAL LIABILITIES                                                                      1,406,661         1,660,053
                                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                                 --                --

REDEEMABLE PREFERRED STOCK                                                                    --           244,500
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     19,567,942 and 15,575,429 issued and outstanding at August 31, 2002
     and May 31, 2002, respectively                                                      195,681           155,755
   Warrants                                                                            1,119,725           937,581
   Additional paid in capital                                                          4,423,874         3,659,883
   Accumulated deficit                                                                (6,528,007)       (6,105,623)
   Treasury stock, 18,000 shares, at cost                                                (37,125)          (37,125)
                                                                                    ------------      ------------
         TOTAL STOCKHOLDERS' DEFICIT                                                    (825,852)       (1,389,529)
                                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    580,809      $    515,024
                                                                                    ------------      ------------


See Accompanying Notes to the consolidated financial statements

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three Months Ended
                                                               August 31,
                                                     -----------------------------
                                                          2002            2001
                                                     -------------   -------------
 Revenues                                            $     124,400   $     296,969
 Cost of revenues                                          122,893         243,232
                                                     -------------   -------------

         Gross profit                                        1,507          53,737
                                                     -------------   -------------

Expenses

   Marketing                                                52,885         101,840
   Administrative expenses                                 264,314         318,939
   Research and development                                 89,983         113,956
                                                     -------------   -------------

         Total expenses                                    407,182         534,735
                                                     -------------   -------------

         Operating loss                                   (405,675)       (480,998)
                                                     -------------   -------------

 Other income (expense)
   Interest income                                              --              46
   Interest expense                                        (16,749)        (22,945)
    Other income                                                40           7,555
                                                     -------------   -------------

         Total other income (expense)                      (16,709)        (15,344)
                                                     -------------   -------------

         Loss before income taxes                         (422,384)       (496,342)

 Income taxes                                                   --              --
                                                     -------------   -------------

 Net loss                                            $    (422,384)  $    (496,342)
                                                     -------------   -------------

   Basic and diluted loss per common share           $       (0.03)  $       (0.04)
                                                     -------------   -------------

   Basic and diluted weighted average number
     of common shares outstanding                       15,941,782      13,117,225
                                                     -------------   -------------

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)


                                               Common Stock                                                               Total
                                         ------------------------               Additional                             Stockholders'
                                          Number of                               Paid in    Accumulated   Treasury      Equity
                                            Shares      Amounts      Warrants    Capital       Deficit      Stock       (Deficit)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at May 31, 2002                   15,575,429  $   155,755  $   937,581  $ 3,659,883  $(6,105,623) $   (37,125) $(1,389,529)

Issuance of 1,368,747 shares of
   common stock for payment of
   $166,742 of shareholder loans
   and $8,272 of accrued interest          1,368,747       13,688           --      161,326           --           --      175,014

Issuance of 1,358,274 shares of
   common stock for payment of
   accounts payable                        1,358,274       13,583           --      298,947           --           --      312,530

Issuance of 985,492 shares
   of common stock upon  redemption
   of 1,845 shares of preferred
   stock and $61,873 of accrued
   dividends                                 985,492        9,855           --      236,518           --           --      246,373

Issuance of 280,000 shares of
   common stock for repayment of a loan      280,000        2,800           --       67,200           --           --       70,000

Issuance of 615,000 warrants in
   conjunction with the issuance
   of convertible promissory notes                --           --       20,909           --           --           --       20,909

Issuance of 511,500 warrants
   for consulting services                        --           --       45,865           --           --           --       45,865

Issuance of 480,709 warrants
   for payment of accrued salaries                --           --      115,370           --           --           --      115,370

Net loss                                          --           --           --           --     (422,384)          --     (422,384)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at August 31, 2002                19,567,942  $   195,681  $ 1,119,725  $ 4,423,874  $(6,528,007) $   (37,125) $  (825,852)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------


See Accompanying Notes to the consolidated financial statements.

ELITE LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                     August 31,
                                                              ------------------------
                                                                 2002           2001
                                                              ---------      ---------
Cash flows from operating activities:
  Net loss                                                    $(422,384)     $(496,342)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                               10,495         12,712
      Amortization of convertible note discount                   6,216         12,831
      Allowance for doubtful account                            (37,112)       (60,894)
      Common stock issued for services                               --         43,836
      Warrants issued for services                                2,754         42,100
  Changes in operating assets and liabilities
    Accounts receivable                                          44,269        149,632
    Inventory                                                    25,428        114,891
    Other current assets                                         (7,428)            --
    Accounts payable                                            (49,264)       (26,455)
    Accrued expenses                                            (24,288)        93,772
      Accrued salaries                                          115,560             --
                                                              ---------      ---------

        Net cash used in operating activities                  (335,754)      (113,917)
                                                              ---------      ---------

Cash flows from investing activities:
  Patent costs                                                   (3,309)       (15,428)
                                                              ---------      ---------

        Net cash used in provided by investing activities        (3,309)       (15,428)
                                                              ---------      ---------

Cash flows from financing activities:
  Proceeds from convertible notes payable                       307,500        235,000
  Proceeds from notes payable                                        --          9,037
  Payments on notes payable                                      (6,178)       (91,772)
  Proceeds from shareholder notes payable                       112,115          7,000
  Payments on shareholder notes payable                              --           (994)
  Payments on capital leases                                     (7,953)        (7,870)
  Purchase of treasury stock                                         --         (7,125)
                                                              ---------      ---------

        Net cash provided by financing activities               405,484        143,276
                                                              ---------      ---------

        Net increase (decrease) in cash                          66,421         13,931

Cash, beginning of period                                           739         34,591
                                                              ---------      ---------

Cash, end of period                                           $  67,160      $  48,522
                                                              ---------      ---------



See Accompanying Notes to the consolidated financial statements.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, the results of operations and cash flows for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 filed with the Securities and Exchange Commission on September 13, 2002, subsequently amended on October 1, 2002.

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

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three month periods ended August 31, 2002 and 2001, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141. Effective June 1, 2002 the Company adopted the provisions of SFAS No. 142 and reassessed the useful lives and residual values of all recorded intangible assets. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 and to record, if necessary, any impairment loss as a cumulative effect of a change in accounting principle. As of August 31, 2002, an impairment loss was not considered necessary and the provisions of SFAS No. 141 and SFAS No. 142 had no significant effect on our financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. As of August 31, 2002, the Company had no such assets to which the provisions of SFAS No. 144 would apply thus this standard had no significant effect on our financial position or operating results.

NOTE 3 - PATENTS

We currently have one issued domestic patent and two foreign patent applications pending. Our patent applications relate to internet-enabled, global positioning system technology for the commanding, controlling, identification and routing of items in transit. The costs of patent applications and any cost incurred defending patents are capitalized as incurred. The costs of patents are expected to be amortized over their statutory lives of 10 years upon receipt of patent approvals. As of August 31, 2002, we have recorded accumulated amortization of $8,373.

NOTE 4 - DEBT

Capital leases

Elite has capital leases with various leasing companies payable monthly at $3,013, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of August 31, 2002 were $19,347.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - DEBT (CONTINUED)

Shareholder loans payable

The Company has cash loans from its shareholders in the amount of $365,115 at August 31, 2002. The notes bear interest at an annual rate ranging from 5% to 8.25%, are unsecured and mature during the first quarter of 2004.

Notes payable

Elite has unsecured notes payable with American Express in the amount of $846 at August 31, 2002 payable monthly, including interest at a rate of 15.9%. Subsequent to August 31, 2002 this note payable was paid in full.

Factoring agreement

On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At August 31, 2002, there is no outstanding balance owed under the factoring agreement.

Convertible promissory notes

During July, 2001, the Company entered into an agreement with an investment capital group to assist with the placement of an offering of 10% convertible promissory notes (the "Convertible Notes") including warrants. This offering expired on December 31, 2001. Each $10,000 investment provided for the issuance of 10,000 warrants to purchase common stock of the Company with an exercise price of $0.625 per share, expiring five years from the date of issuance. During the three months ended August 31, 2001 the Company issued $235,000 of Convertible Notes with unpaid principal and interest due on December 31, 2001. In conjunction with the issuance of these Convertible Notes the Company issued 235,000 warrants or total proceeds to the Company of $146,875 ($0.625 per share) in cash if all of the warrants are exercised. A debt discount of $49,327 was recorded in conjunction with the issuance of these warrants, of which $12,831 has been amortized to interest expense during the three months ended August 31, 2001.

At the offering's expiration (December 31, 2001), the Company generated proceeds of $1,169,500 through the issue of the Convertible Notes. In conjunction with the issuance of these Convertible Notes the Company issued 1,169,500 warrants which would provide total cash proceeds to the Company of $730,938 ($0.625 per share) if all of the warrants are exercised. A debt discount of $231,536 was recorded in conjunction with the issuance of these warrants, which was amortized to interest expense during the six months ended December 31, 2001. On December 31, 2001, 100% of the holders of these notes converted the amounts outstanding plus accrued interest of $20,235 into 2,371,381 shares of common stock of the Company using a conversion price of $0.50 per share for principal and $0.625 per share for accrued interest.

During the three months ended August 31, 2002, Elite received proceeds of $307,500 through the issue of Convertible Notes bearing interest at a rate of 12% per annum and maturing on September 30, 2002. In conjunction with the issuance of these Convertible Notes the Company issued 615,000 warrants which would provide total cash proceeds of $92,250 ($0.15 per share) if all of the warrants are exercised. A debt discount of $20,909 was recorded in conjunction with the issuance of these warrants, of which $6,216 has been amortized to interest expense during the three months ended August 31, 2002.

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

During the three months ended August 31, 2002, the Company issued 1,368,747 shares of common stock (at $0.13 per share) for payment of shareholder loans and accrued interest of $175,014. Additionally, the Company issued (i) 1,358,274 shares of common stock (at $0.23 per share) for the payment of accounts payable valued of $312,530, (ii) 985,492 shares of common stock (at $0.25 per share) to redeem 1,845 shares of preferred stock valued at $184,500 and to settle accrued dividends valued at $61,873, and (iii) 280,000 shares of common stock (at $0.25 per share) for repayment of a note payable.

Warrants

During the three months ended August 31, 2001, the Company issued 485,000 warrants in conjunction with the 10% Convertible Note offering referred to above. Included were 235,000 warrants issued to holders of the notes were recorded as a debt discount. An additional 250,000 warrants were issued to the investment capital group and a consultant for assisting in promoting the Convertible Note offering. Accordingly, $42,100 was recorded as general and administrative expenses in conjunction with the issuance of these warrants.

During the three months ended August 31, 2002, the Company issued 615,000 warrants to purchase common stock of the Company with an exercise price of $0.15 per share in conjunction with the issuance of Convertible Notes. The fair value of these warrants was $20,909 and was recorded as a discount to the value of the Convertible Notes. Additionally, the Company issued 511,500 warrants to purchase common stock of the Company (61,500 warrants have an exercise price of $0.10 per share and 450,000 warrants have an exercise price of $0.01 per share) for consulting services valued at $45,865 and issued 480,709 warrants to purchase common stock of the Company with an exercise price of $0.01 per share in payment of accrued salaries valued at $115,370.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 1.74%, volatility was 30% and the expected life of the warrants was three to five years. The fair value of warrants issued in conjunction with Convertible Notes and for consulting services during the three months ended August 31, 2002 was $66,774. The fair value of the warrants issued for accrued salaries was determined based on the value of the liabilities extinguished, which totaled $115,370, and approximated the fair value of these warrants using the Black-Scholes Option Price Calculation thus no additional compensation expense was required to be recorded.

Preferred Stock

Total authorized shares of Series A Redeemable Preferred Stock ("Preferred Stock") is 10,000,000 which have preferences as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (prime was 4.75% at August 31, 2002). The Company had outstanding 2,445 shares of Preferred Stock at $0.01 par value with a $100 redemption price per share. As referred to above within "Common Stock", during the three months ended August 31, 2002, the Company redeemed 1,845 shares of Preferred Stock and settled the accrued dividends outstanding of $61,873 by the issuance of 985,492 shares of common stock. The remaining 600 shares of Preferred Stock were redeemed by the issuance of a $60,000 note payable to the shareholder.

ELITE LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - SUPPLEMENTAL CASH FLOW DISCLOSURES

For cash flow purposes, various, non-cash transactions have been entered into by the Company during the three month periods ended August 31, 2002 and 2001. These items are as follows:

                                                                                   Three Months Ended
                                                                                       August 31,
                                                                                 -----------------------
                                                                                   2002           2001
                                                                                 ---------      --------
 Supplemental cash flow disclosures:

   Cash paid for interest                                                        $   1,814      $  6,741

Non cash transactions:
    Common stock issued in payment of shareholder loans and accrued interest     $ 175,014      $    -
    Common stock issued for services                                             $      -       $ 43,836
    Common stock issued in payment of accounts payable                           $ 312,530      $    -
    Common stock issued in payment of a loan                                     $  70,000      $    -
    Common stock issued to redeem preferred stock and accrued dividends          $ 246,373      $    -
    Warrants issued for convertible note discount                                $  20,909      $    -
   Warrants issued for services                                                  $  45,865      $ 42,100
    Warrants issued for accrued salaries                                         $ 115,370      $    -
   Notes payable issued to redeem preferred stock                                $  60,000      $    -

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10K-SB/A for the year ended May 31, 2002. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Since inception, the Company has incurred significant losses and as of August 31, 2002 has an accumulated deficit of $(6,528,007). The Company's auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2002, due to substantial doubt that the Company can continue as an on-going business for the next twelve (12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its capital through private placements. There is no assurance that the Company will be able to raise the additional funds it needs to continue in business. The Company will cease operations if it is unable to raise additional funds until it becomes a viable entity.

RESULTS OF OPERATIONS

Net revenues for the three months ended August 31, 2002 were $124,400, compared to $296,969 for the three months ended August 31, 2001, a decrease of 58.1%. Revenues include sales of the Company's PageTrack(R) products to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The Company continues to be adversely affected by a lack of working capital to fund sales and marketing activities and inventory purchases. This and the condition of the economy have constrained the Company's ability to generate revenues.

Cost of revenues for the quarter ended August 31, 2002 were $122,893 compared to $243,232 for the quarter ended August 31, 2001, a decrease of 49.5%. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel, an MCI Worldcom Company, and Weblink Wireless, Inc., internet connectivity and the costs of operating Elite's 24-hour Control Center. The decrease in cost of revenues for the three month period ending August 31, 2002 is attributable to the corresponding decrease in revenues.

Gross profit margin for the three months ended August 31, 2002 decreased by $52,230 to $1,507 as compared to $53,737 for the same quarter ended August 31, 2001. Gross profit margin for the quarter ended August 31, 2002 consists of margins on our PageTrack(R) products, activations and resale of wireless telemetry network services provided by SkyTel and Weblink offset by the costs of Internet connectivity and operating Elite's 24-hour Control Center. The significant decline in gross profit margin for the quarter was directly attributable to lower sales volume of PageTrack(R) products which have a higher overall margin and the rising cost of services provided by SkyTel and Weblink.

Sales and marketing expenses for the three months ended August 31, 2002 were $52,885 compared to $101,840 during the three month period ended August 31, 2001, a decrease of 48.1%. Sales expenses consist primarily of compensation for our sales and marketing personnel, advertising, marketing literature, trade show and other promotional costs, design and creation expenses for marketing literature and our website. The decrease in expense for the quarter compared to the same period last year is due primarily to reductions in the number of sales and marketing personnel and voluntary reductions in the salaries of senior marketing personnel. We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of total net revenues in future periods due to expanded efforts to market and promote its products and services both domestically and internationally.

General and administrative ("G&A") expenses for the three month period ended August 31, 2002 were $264,314 compared to $318,939 for the three month period ended August 31, 2001, a decrease of 17.1%. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and our occupancy costs and other overhead. Despite an overall decrease in costs for the three months ended August 31, 2002 compared to the same period a year ago, wage expenses increased 114% for the three months ended August 31, 2002. The wage increase resulted from the replacement of two executive with new executives with higher compensation. The wage increase was offset by a 48.5% decrease in professional fees, primarily consulting fees, and a 39.7% decrease in insurance expense due in part to staff reductions.

Research and development expenses for the three month period ended August 31, 2002 were $89,983 compared to $113,956 for the three month period ended August 31, 2001, a decrease of 21%. The decrease consists primarily of staff reductions as well as reductions in compensation for the Company's research and development personnel. The Company expects, subject to future capital funding, that research and development expenses will increase in absolute dollars in future periods as the Company develops new and enhanced telematics products and services to meet a variety of market opportunities.

Other income (expense) for the three month period ended August 31, 2002 were $(16,709) compared to $(15,344) for the three month period ended August 31, 2001. The largest component of the other income and (expense) is interest expense. Interest expense consists of costs related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, capital lease obligations, shareholder loans, convertible promissory notes and the amortization of debt discount.

CASH FLOW FOR THREE MONTHS ENDING AUGUST 31, 2002

Net cash used in operating activities was $335,754 for the three months ended August 31, 2002. Net cash used for operating activities was primarily the result of the net loss of $(422,384), which was further offset by $10,495 of depreciation expense and $6,216 from the amortization of debt discount. The loss from operations was further offset by $104,277 of working capital assets and liabilities which was comprised of a decrease in accounts payable of $49,269, a net increase in accrued expenses and salaries of $91,272 and reductions in accounts receivable and inventory of $69,697. The reduction in accounts receivable and inventory reflects the lower levels of operations as well as tighter credit control and inventory management to conserve cash flow. The decrease in accounts payable and accrued liabilities was due to payment of certain obligations of the Company from proceeds generated from the issuance of Convertible Notes. The increase in accrued salaries was due to insufficient cash flows to cover payroll thus certain of the officers and employees of the Company agreed to defer payment of their salaries until cash resources become available.

Net cash used in investing activities of $3,309 consists of patent application and acquisition costs.

Net cash provided by financing activities during the three month period ended August 31, 2002 was $405,484, which comprised of net proceeds from the issuance of Convertible Notes of $307,500 and the issuance of shareholder loans of $112,115 offset by repayments of notes payable and capital leases of $14,131. The Company currently depends on cash from financing activities to sustain its business operations subject to significant constraints as described below within "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying consolidated financial statements, we incurred a net loss of $(422,384) for the quarter ended August 31, 2002 and continue to experience negative cash flows from operations. We will be required to raise additional capital through offerings of securities in order to fund our operating requirements, and will attempt to continue raising capital resources until such time as we generate revenues sufficient to maintain ourselves as a viable entity. Management believes that these actions will assist us in reaching the point of profitability from operations and enable us to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development.

We have retained a financial advisor to assist in evaluating funding options available. There is no assurance, however, that we will be able to raise the additional funds we needs to continue in business. If we are unable to raise sufficient capital resources we may have to cease operations.

Since inception, we have financed our operations primarily through the private placement of our common stock, loans from shareholders, equipment financing, lines of credit, short-term loans and deferral of employee compensation. We do not anticipate positive cash flow from operations until we achieve an installed base of around 25,000 units (current installed base is approximately 5,000 units) or monthly sales of 1,000 units. We believe that if we can obtain the capital required to fund our business plan that we will achieve positive cash flow within the 2003 fiscal year, but there can be no assurance that we will achieve this target.

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

Until such time as we have successfully completed additional funding arrangements and are cash flow positive from operations, we remain at significant risk of closing our operations from our lack of capitalization. It is highly likely that our shareholders will incur additional dilution as a result of future capital fundings involving issuance of common stock or common stock derivatives.

CREDIT FACILITIES

During June 2000, we entered into a factoring agreement with a national banking organization. The bank will advance us 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to us. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At August 31, 2002, we had no contingent amounts owed under this agreement.

From time to time, we have obtained short-term loans from our primary shareholders, who are or were officers and management of the Company. As of August 31, 2002, shareholder loans totaled $365,115. The loans bear interest at an annual fixed interest rate ranging from 5% to 8.25%, are unsecured and mature during the fourth quarter of 2002. During the three months ended August 31, 2002, $166,742 of shareholder loans and $8,272 of accrued interest were converted to 1,368,747 shares of our common stock. We may continue to borrow funds from these shareholders in the future but there is no assurance that funds will be made available or under similar terms.

RELATED PARTY DISCLOSURE

As referred to above, we have loans with certain of our shareholders, directors, and officers. During the three months ended August 31, 2002 we borrowed $112,115 under these loan agreements and repaid principal and accrued interest of $175,014 by the issuance of 1,368,747 of common stock, as referred to above, which approximated t he fair market value of common stock on the date of issuance. Total interest expense incurred during the three months ended August 31, 2002 under these loan arrangements was $10,533. At August 31, 2002, accrued but unpaid interest on these shareholder notes was $26,514. The total of shareholder loans outstanding at August 31, 2002 was $365,115.

During the three months ended August 31, 2002, the Company issued 511,500 warrants to purchase common stock of the Company (61,500 warrants to a third party consultant having an exercise price of $0.10 per share and 450,000 warrants to a former employee having an exercise price of $0.01 per share) for consulting services valued at $45,865 and issued 480,709 warrants to purchase common stock of the Company with an exercise price of $0.01 per share in payment of accrued salaries valued at $115,370. The accrued salaries settled were for officers of the Company.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 1.74%, volatility was 30% and the expected life of the warrants was three to five years. The fair value of warrants issued in conjunction with the consulting services during the three months ended August 31, 2002 was $45,865. The fair value of the warrants issued for accrued salaries was determined based on the value of the liabilities extinguished, which totaled $115,370, and approximated the fair value of these warrants using the Black-Scholes Option Price Calculation thus no additional compensation expense was required to be recorded.

From time to time, when cash flow is not sufficient to cover payroll, certain officers and employees of the company forego receipt of payment of certain salaries earned. As of August 31, 2002, $151,789 of salaries has been accrued and will be paid as cash resources become available.

During the year ended May 31, 2000, we entered into agreements with certain officers that provided for those officers to convert debt amounts owing to them for deferred compensation into equity in the form of 2,445 shares of Series A Preferred Redeemable Preferred Stock. The preferred stock has a par value of $0.01 per share, is redeemable at $100 per share, carries an annual dividend of prime plus 2% per share, and was redeemable on or before May 15, 2002, with Board of Directors approval. During the three month period ended August 31, 2002, the Company redeemed all 2,445 shares of the Series A Preferred Stock plus accrued dividends, which in the aggregate amounted to $306,373, in exchange for 985,492 shares of common stock and a note payable of $60,000 bearing interest at rate of 8.00% per annum.

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

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, certain other matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address future activities, events or developments, including such things as future revenues, projected break-even points, ability to raise capital through private or public offerings, product development, market acceptance, responses from competitors, capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of Elite Logistics, Inc., and its subsidiarie's business and operations, plans, references to future success and other such matters, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These statements are based on certain historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties that may cause actual results to differ materially, our success or failure to implement our business strategy, our ability to successfully market our on-line location, tracking and logistics management concept, changes in consumer demand, changes in general economic conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations, changes in technology, the rate of acceptance of the Internet as a commercial vehicle, competition in the online logistics management business and other factors, many of which are beyond our control.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are presently involved in two legal proceedings:

VIP Finance vs. Elite Logistics, Inc. - On November 21, 2001, VIP Finance, one of our customers, filed a petition in the 141st Judicial District Court of Tarrant County, Texas in which VIP alleged breach of contract, fraud, and deceptive trade practices based on plaintiff's purchase of 1,000 PageTrack 2(TM) units claiming that the units were defective. The plaintiff is seeking actual and punitive damages, post judgment interest and reimbursement of court costs. We believe that the claims are without merit and we intend to vigorously defend this case. This lawsuit remains in the discovery phase.

Richard Andros vs. Elite Logistics Services, Inc. - On July 2, 2002, Mr. Andros, an independent contractor, filed a petition in County Civil Court at Law #4 in Harris County, Texas alleging that he is owed $32,017. We are reviewing these claims with our legal counsel.

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

           Shares of                                           Debt discount
 Date    Common Stock  $ Price  Conversion  Warrants  $ Price  and Services    Expiration
-------  ------------  -------  ----------  --------  -------  -------------   -----------
5/20/02     215,474     $0.25   $   53,869  $   -         -    $     -              -
7/12/02     280,000      0.25       70,000      -         -          -              -
8/30/02     197,800      0.25       49,450      -         -          -              -
8/31/02     180,000      0.10       18,000      -         -          -              -
8/31/02     765,000      0.25      191,250      -         -          -              -
8/31/02     985,492      0.25      246,373      -         -          -              -
8/31/02     254,262      0.25       63,566      -         -          -              -
8/31/02   1,114,485      0.10      111,449      -         -          -              -
8/07/02         -         -           -       50,000    0.15        1,700        9/30/05
8/19/02         -         -           -      350,000    0.15       11,900        9/30/05
8/20/02         -         -           -       50,000    0.15        1,700        9/30/05
8/22/02         -         -           -      100,000    0.15        3,400        9/30/05
8/23/02         -         -           -       65,000    0.15        2,210        9/30/05
8/31/02         -         -           -       61,500    0.10        2,755        8/31/07
8/31/02         -         -           -      930,709    0.01      158,480        8/31/07

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)     EXHIBITS

                See the Index to Exhibits on page 18.

        (B)     REPORTS ON FROM 8-K:

                July 18, 2002 - Form 8-K filled to announce the resignation of Russell Naisbitt as a member of the Board of Directors and to announce the appointing of Matthew Hutchins, Sr. as the Chairman of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

                  ELITE LOGISTICS SERVICES, INC.


           Name                         Title                         Date
------------------------   -----------------------------------  ----------------
/s/  Stephen M. Harris     President,                           October 21, 2002
------------------------   Chief Executive Officer
     Stephen M. Harris     And Interim Chief Financial Officer

                                  CERTIFICATION
                                      UNDER
                                   SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steve M. Harris, being the President, Chief Executive Officer (performing similar functions as a Chief Financial Officer) of Elite Logistics, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the period ended August 31, 2002 of Elite Logistics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. Intentionally deleted

     5. Intentionally deleted

     6. Intentionally deleted



Dated: October 21, 2002

/s/ Steve M. Harris
--------------------------
    Steve M. Harris
    President and Chief Executive Officer
    (Interim Chief Financial Officer)

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

        4.13*   Promissory Note (incorporated by reference to Exhibit 4.13 of
                Registrant's Form 10QSB as filed on January 14, 2002).

        4.14*   Class A Warrant Agreement (incorporated by reference to Exhibit
                4.14 of Registrant's Form 10QSB as filed on January 14, 2002).

        4.15*   Management Services Agreement dated March 4, 2002 by and between
                Elite Logistics, Inc. and Stephen M. Harris (incorporated by reference to Exhibit 4.15 of Registrant's Form 10KSB as filed on September 13, 2002).

        4.16*   Management Services Agreement dated July 11, 2002 by and between
                Elite Logistics, Inc. and Matthew Hutchins, Sr. (incorporated by reference to Exhibit 4.16 of Registrant's Form 10KSB as filed on September 13, 2002).

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

        10.4*   Distribution Agreement (incorporated by reference to Exhibit
                10.4 of Registrant's Form 10SB12G/A as filed on July 11, 2000).

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

        99.2*   Office Lease (incorporated by reference to Exhibit 99.1 of
                Registrant's Form 10SB as filed on March 7, 2000).

        99.3*   Agreement between the Company and Vollmer Public Relations
                (incorporated by reference to Registrant's Form 10SB12G/A as filed on June 15, 2000).

     *Incorporated by reference as indicated.