Form 10QSB
period 2002-11-30
ELITE LOGISTICS INC
filed 2003-01-21
CIK 95284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission File Number 000-29825

                              ELITE LOGISTICS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Idaho                                         91-0843203
  ----------------------                     ----------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


                   1201 North Avenue H, Freeport, Texas 77541
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                        (979) 230-0222 or (713) 446-7130
                        --------------------------------
                         (Registrant's Telephone Number)

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

As of January 15, 2002, the number of shares outstanding of the registrant's class of common stock was 19,722,445.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No: [X]

                              ELITE LOGISTICS, INC.


                                TABLE OF CONTENTS



                          Part I. Financial Information

                                                                            Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
         November 30, 2002 and May 31, 2002                                  2

         Consolidated Statements of Operations for the
         Three Months and Six Months
         ended November 30, 2002 and 2002                                    3

         Consolidated Statement of Stockholders' Equity (Deficit)
         for the Six Months ended November 30, 2002                          4

         Consolidated Statements of Cash Flows for the Six Months ended
         November 30, 2002 and 2001                                          5

         Notes to the Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Operations                                                     12


                           Part II. Other Information

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities                                              17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19



                                     PART I

Item 1. Financial Statements.
Elite Logistics, Inc.
Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                                      November 30,          May 31,
                                                                                          2002               2002
                                                                                      ------------        -----------
                                                      Assets
 CURRENT ASSETS
   Cash                                                                               $     2,045         $       739
   Accounts receivable, net of an allowance for doubtful accounts of
     $98,848 and $33,141 at November 30, 2002 and May 31, 2002, respectively               28,803              62,809
   Inventory                                                                              156,212             204,302
   Other current assets                                                                    28,897               2,482
                                                                                      -----------         -----------
         TOTAL CURRENT ASSETS                                                             215,957             270,332

 PROPERTY AND EQUIPMENT
   Computer equipment                                                                     142,811             142,811
   Software                                                                               118,788             118,788
   Furniture and equipment                                                                 63,978              63,978
   Less: accumulated depreciation and amortization                                       (247,046)           (226,581)
                                                                                      -----------         -----------
         TOTAL PROPERTY AND EQUIPMENT, NET                                                 78,531              98,996

 PATENTS                                                                                  146,885             145,696
                                                                                      -----------         -----------

 TOTAL ASSETS                                                                         $   441,373         $   515,024
                                                                                      -----------         -----------

                                         Liabilities and Stockholders' Equity (Deficit)

CURRENT LIABILITIES
   Accounts payable                                                                   $   531,400         $   890,383
   Accrued expenses                                                                       165,345             150,728
   Leases payable                                                                          12,207              25,110
   Accrued salaries                                                                       271,794             163,002
   Accrued preferred stock dividends                                                         --                61,873
   Convertible promissory notes payable, net of discount                                  307,500                --
   Shareholder loans payable                                                              365,115             359,743
   Notes payable                                                                             --                 7,024
                                                                                      -----------         -----------
         TOTAL CURRENT LIABILITIES                                                      1,653,361           1,657,863
                                                                                      -----------         -----------

LONG-TERM LIABILITIES
   Leases payable, net of current portion                                                   2,190               2,190
                                                                                      -----------         -----------

TOTAL LIABILITIES                                                                       1,655,551           1,660,053
                                                                                      -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                                --                  --

REDEEMABLE PREFERRED STOCK                                                                   --               244,500

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.01 par value: 50,000,000 shares authorized,
     19,722,455 and 15,575,435 issued and outstanding at November 30, 2002
     and May 31, 2002, respectively                                                       197,225             155,755
   Warrants                                                                             1,119,725             937,581
   Additional paid in capital                                                           4,460,860           3,659,883
   Accumulated deficit                                                                 (6,954,863)         (6,105,623)
   Treasury stock, 18,000 shares, at cost                                                 (37,125)            (37,125)
                                                                                      -----------         -----------
         TOTAL STOCKHOLDERS' DEFICIT                                                   (1,214,178)         (1,389,529)
                                                                                      -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $   441,373         $   515,024
                                                                                      -----------         -----------
See accompanying ntoes to consolidated financial statements.




Elite Logistics, Inc.
Consolidated Statements of Operations (Unaudited)
---------------------------------------------------------------------------------------------------------------------------


                                                            Three Months Ended                     Six Months Ended
                                                               November 30,                           November 30,
                                                      -------------------------------       -------------------------------
                                                          2002               2001               2002               2001
                                                      ------------       ------------       ------------       ------------

Revenues                                              $    103,831       $    145,105       $    228,231       $    442,074
Cost of revenues                                            88,713            130,381            211,606            373,613
                                                      ------------       ------------       ------------       ------------
         Gross profit                                       15,118             14,724             16,625             68,461

Expenses
   Sales and marketing                                      45,902             84,644             98,787            186,482
   General and administrative                              292,998            439,080            557,312            756,024
   Research and development                                 67,853            109,347            157,836            223,303
                                                      ------------       ------------       ------------       ------------
         Total expenses                                    406,753            663,071            813,935          1,165,809
                                                      ------------       ------------       ------------       ------------

         Operating loss                                   (391,635)          (618,347)          (797,310)        (1,097,348)
                                                      ------------       ------------       ------------       ------------

 Other income (expense)
   Interest income                                            --                   28               --                   74
   Interest expense                                        (35,275)          (108,266)           (52,024)          (133,207)
                                                                                                                         93
    Other income                                                54                131              7,686
                                                      ------------       ------------       ------------       ------------
         Total other income (expense)                      (35,221)          (108,107)           (51,930)          (125,447)
                                                      ------------       ------------       ------------       ------------

          Loss before income taxes                        (426,856)          (726,454)          (849,240)        (1,222,795)

 Income taxes                                                 --                 --                 --                 --
                                                      ------------       ------------       ------------       ------------

 Net loss                                             $   (426,856)      $   (726,454)      $   (849,240)      $ (1,222,795)
                                                      ------------       ------------       ------------       ------------

   Basic and diluted loss per common share            $      (0.02)      $      (0.06)      $      (0.05)      $      (0.09)

   Basic and diluted weighted average number
     of common shares outstanding                       19,672,064         13,154,538         17,797,300         13,127,684


---------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.





Elite Logistics, Inc.
Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                           Common Stock
                                      -----------------------                                                               Total
                                                                              Additional                               Stockholders'
                                      Number of                                Paid in       Accumulated   Treasury         Equity
                                       Shares        Amounts     Warrants       Capital        Deficit       Stock       (Deficit)
                                      ----------   ----------   -----------   -----------    -----------   ----------   ------------

Balance at May 31, 2002               15,575,429   $  155,755   $   937,581   $ 3,659,883   $(6,105,623)   $ (37,125)   $(1,389,529)


Issuance of 1,368,747 shares of
   common stock for payment of
   $166,742 of shareholder loans
   and $8,272 of accrued interest      1,368,747       13,688          --         161,326          --           --          175,014

Issuance of 1,512,777 shares of
   common stock for payment of
   accounts payable                    1,512,777       15,127          --         335,933          --           --          351,060

Issuance of 985,492 shares of
   common stock upon  redemption
   of 1,845 shares of preferred
   stock and $61,873 of
   accrued dividends                     985,492        9,855          --         236,518          --           --          246,373

Issuance of 280,000 shares of
   common stock for repayment
   of a loan                             280,000        2,800          --          67,200          --           --           70,000

Issuance of 615,000 warrants in
   conjunction with the issuance
   of convertible promissory notes          --           --          20,909          --            --           --           20,909

Issuance of 511,500 warrants
   for consulting services                  --           --          45,865          --            --           --           45,865

Issuance of 480,709 warrants
   for payment of accrued salaries          --           --         115,370          --            --           --          115,370

Net loss                                    --           --            --            --        (849,240)        --         (849,240)
                                     -----------   ----------   -----------   -----------   -----------    ---------    -----------

Balance at November 30, 2002          19,722,445   $  197,225   $ 1,119,725   $ 4,460,860   $(6,954,863)   $ (37,125)   $(1,214,178)
                                     -----------   ----------   -----------   -----------   -----------    ---------    -----------









Elite Logistics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                  November 30,
                                                                     -----------------------------------
                                                                         2002                    2001
                                                                     -----------             -----------

Cash flows from operating activities:
  Net loss                                                           $  (849,240)            $(1,222,795)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Depreciation                                                        24,489                  25,407
      Amortization of convertible note discount                           20,909                  81,453
      Allowance for doubtful accounts                                     65,707                 (60,894)
      Common stock issued for services                                      --                    78,673
      Warrants issued for services                                         2,754                 100,450
      Loss on sale of equipment                                             --                     1,002
  Changes in operating assets and liabilities
    Accounts receivable and other current assets                         (31,701)                140,559
    Inventory                                                             48,090                 132,802
      Other current assets                                                 5,292                    --
    Accounts payable                                                      62,076                  67,901
    Accrued liabilities                                                   22,889                  59,992
       Accrued salaries                                                  235,565                  40,288
                                                                     -----------             -----------

        Net cash used in operating activities                           (393,170)               (555,162)
                                                                     -----------             -----------

Cash flows from investing activities:
  Patent costs                                                            (5,214)                (20,283)
                                                                     -----------             -----------

        Net cash (used in) provided by investing activities               (5,214)                (20,283)
                                                                     -----------             -----------
Cash flows from financing activities:
  Payments on leased equipment                                           (12,903)                (16,049)
  Payments on notes payable                                               (7,024)               (102,474)
  Proceeds from notes payable                                               --                    14,284
  Proceeds from convertible promissory notes payable                     307,500                 660,000
  Payments on shareholder notes payable                                     --                      (994)
  Proceeds from shareholder loans payable                                112,115                  14,475
  Purchase of treasury stock                                                --                    (7,125)
                                                                     -----------             -----------

        Net cash provided by financing activities                        399,688                 562,117
                                                                     -----------             -----------

        Net increase (decrease) in cash                                    1,306                 (13,328)

Cash, beginning of period                                                    739                  34,591
                                                                     -----------             -----------

Cash, end of period                                                  $     2,045             $    21,263
                                                                     -----------             -----------

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 1 - BUSINESS ORGANIZATION

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, the results of operations and cash flows for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002 filed with the Securities and Exchange Commission on September 13, 2002 and amended on October 1, 2002. This Form 10-QSB for the three and six month period ended November 30, 2002 has been filed by the Company without review by our independent accounting firm.

Nature of Operations
--------------------
Elite Logistics, Inc. (hereinafter "ELI" or the "Company"), an Idaho corporation, through its wholly owned subsidiary, Elite Logistics Services, Inc. ("Elite"), is in the telematics business. Telematics is the broad term used to describe products and services enabled by the convergence of communications (including wireless and the Internet) and Information Technology in the automotive industry. Elite is a telematics services provider (TSP) providing hosted Internet-based telematics services including asset tracking, access to roadside assistance, automatic collision notification, stolen vehicle recovery and a variety of remote vehicle management solutions. Elite designs and sells the PageTrack(R) range of intelligent vehicle management hardware. PageTrack(R), which includes a Global Positioning Systems (GPS) receiver, links a vehicle, or other asset, to Elite's Internet servers via ReFLEXTM two-way wireless telemetry networks. The Company's products and services are marketed nationally and in certain international markets through a dealer/distributor channel.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications
-----------------
Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no affect on net loss or equity (deficit).

Basic and Diluted Loss Per Share
--------------------------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Due to the Company having a net loss during the three and six month periods ended November 30, 2002 and November 30, 2001, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

New Accounting Standards
------------------------
In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141. Effective June 1, 2002 the Company adopted the provisions of SFAS No. 142 and reassessed the useful lives and residual values of all recorded intangible assets. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 and to record, if necessary, any impairment loss as a cumulative effect of a change in accounting principle. As of November 30, 2002, an impairment loss was not considered necessary and the provisions of SFAS No. 141 and SFAS No. 142 had no significant effect on our financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. As of November 30, 2002, the Company had no such assets to which the provisions of SFAS No. 144 would apply thus this standard had no significant effect on our financial position or operating results.


NOTE 3 - PATENTS

We currently have one issued domestic patent and two patent applications pending. Our patent applications relate to internet-enabled, global positioning system technology for the commanding, controlling, identification and routing of items in transit and end-to-end supply chain management. The costs of patent applications and any cost incurred defending its patents are capitalized as incurred. The costs of patents are being amortized over their statutory lives of 15 years. As of November 30, 2002, we have recorded accumulated amortization of $10,673 on patents.

NOTE 4 - DEBT

Capital leases
--------------
Elite has capital leases with various leasing companies payable monthly at $3,013, including interest at rates ranging from 14% to 24%. Capital leases outstanding as of November 30, 2002 were $14,381.

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 4 - DEBT (CONTINUED)

Shareholder loans payable
The Company has cash loans from its shareholders in the amount of $365,115 at November 30, 2002. The notes bear interest at an annual rate of 5% to 8.25%, are unsecured and mature during the first quarter of 2004.

Notes payable
-------------
Elite had an unsecured notes payable with American Express in the amount of $7,024 at may 31, 2002, 2002 payable monthly, including interest at a rate of 15.9%. This note was repaid in full during the six months ended November 30, 2002.

Factoring agreement
-------------------
On June 21, 2000, the Company entered into a factoring agreement with a national banking organization. Under the agreement, the bank advances the Company 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to the Company and renewal on an annual basis. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At November 30, 2002, there is no outstanding balance owed under the factoring agreement.

Convertible promissory notes
----------------------------
During July, 2001, the Company entered into an agreement with an investment capital group to assist with the placement of an offering of 10% convertible promissory notes (the "Convertible Notes") including warrants. This offering expired on December 31, 2001. Each $10,000 investment provided for the issuance of 10,000 warrants to purchase common stock of the Company with an exercise price of $0.625 per share, expiring five years from the date of issuance. During the six months ended November 30, 2001 the Company raised $660,000 through the issue of the Convertible Notes. In conjunction with the issuance of these Convertible Promissory Notes the Company issued 660,000 warrants which would provide total cash proceeds to the Company of $412,500 ($0.625 per share) if all of the warrants are exercised. A debt discount of $131,807 was recorded in conjunction with the issuance of these warrants, of which $81,453 has been amortized to interest expense during the six months ended November 30, 2001.

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

During the six months ended November 30, 2002, Elite received proceeds of $307,500 through the issue of Convertible Notes bearing interest at a rate of 12% per annum and maturing on September 30, 2002. In conjunction with the issuance of these Convertible Notes the Company issued 615,000 warrants which would provide total cash proceeds of $92,250 ($0.15 per share) if all of the warrants are exercised. A debt discount of $20,909 was recorded in conjunction with the issuance of these warrants, of which $20,909 has been amortized to interest expense during the six months ended November 30, 2002. Beginning October 1, 2002, the Convertible Notes are accruing interest at a rate of 18% per annum until such time that the notes are converted. We are currently in discussion with the noteholders to extend the maturity of these notes.

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 5 - EQUITY

Common Stock
------------
From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services. Generally, offerings of the Company's common stock often include warrants to acquire common stock of the Company at fixed exercise prices. Occasionally, depending on the nature of the offering and restrictions imposed on the shares being acquired, the exercise price of the warrant may be below the fair market value of the underlying common stock on the date of issuance.

During the six months ended November 30, 2001, the Company issued 85,790 shares of common stock in exchange for services valued at $78,673.

During the six months ended November 30, 2002, the Company issued 1,368,747 shares of common stock (at $0.13 per share) for payment of shareholder loans and accrued interest of $175,014. Additionally, the Company issued (i) 1,512,777 shares of common stock (at $0.25 per share) for the payment of accounts payable valued of $351,060, (ii) 985,492 shares of common stock (at $0.25 per share) to redeem 1,845 shares of preferred stock valued at $184,500 and to settle accrued dividends valued at $61,873, and (iii) 280,000 shares of common stock (at $0.25 per share) for repayment of a note payable.

Warrants
--------
During the six months ended November 30, 2001, the Company issued 1,210,000 warrants in conjunction with an offering of 10% Convertible Promissory Notes. This included 660,000 warrants issued to holders of the Convertible Promissory Notes and a further 550,000 warrants issued to the placement agent and a consultant who assisted in structuring the Convertible Note offering. A non-cash charge of $100,450 arising from the issuance of these warrants was recorded against general and administrative expenses.

During the six months ended November 30, 2002, the Company issued 485,000 warrants in conjunction with the 10% Convertible Note offering referred to above. Included were 235,000 warrants issued to holders of the notes were recorded as a debt discount. An additional 250,000 warrants were issued to the investment capital group and a consultant for assisting in promoting the Convertible Note offering. Accordingly, $42,100 was recorded as general and administrative expenses in conjunction with the issuance of these warrants.

During the six months ended November 30, 2002, the Company issued 615,000 warrants to purchase common stock of the Company with an exercise price of $0.15 per share in conjunction with the issuance of Convertible Notes. The fair value of these warrants was $20,909 and was recorded as a discount to the value of the Convertible Notes. Additionally, the Company issued 511,500 warrants to purchase common stock of the Company (61,500 warrants have an exercise price of $0.10 per share and 450,000 warrants have an exercise price of $0.01 per share) for consulting services valued at $45,865 and issued 480,709 warrants to purchase common stock of the Company with an exercise price of $0.01 per share in payment of accrued salaries valued at $115,370.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 1.74%, volatility was 30% and the expected life of the warrants was three to five years. The fair value of warrants issued in conjunction with Convertible Notes and for consulting services during the six months ended November 30, 2002 was $66,774. The fair value of the warrants issued for accrued salaries was determined based on the value of the liabilities extinguished, which totaled $115,370, and approximated the fair value of these warrants using the Black-Scholes Option Price Calculation thus no additional compensation expense was required to be recorded.

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 5 - EQUITY (CONTINUED)

Preferred Stock
---------------
Total authorized shares of Series A Redeemable Preferred Stock ("Preferred Stock") is 10,000,000 which have preferences as to dividends and upon liquidation. The cumulative dividends are payable at prime plus 2% (prime was 4.25% at November 30, 2002). The Company had outstanding 2,445 shares of Preferred Stock at $0.01 par value with a $100 redemption price per share. As referred to above within "Common Stock", during the six months ended November 30, 2002, the Company redeemed 1,845 shares of Preferred Stock and settled the accrued dividends outstanding of $61,873 by the issuance of 985,492 shares of common stock. The remaining 600 shares of Preferred Stock were redeemed by the issuance of a $60,000 note payable to the shareholder.


NOTE 6 - SUPPLEMENTAL CASH FLOW DISCLOSURES

For cash flow purposes, various, non-cash transactions have been entered into by the Company during the six month periods ended November 30, 2002 and 2001. These items are as follows:

                                                                                          Six Months Ended
                                                                                            November 30,
                                                                                  ---------------------------------
                                                                                       2002             2001
                                                                                  ---------------- ----------------

    Supplemental cash flow disclosures:
      Cash paid for interest                                                        $     3,665      $     2,725

   Non cash transactions:
      Common stock issued in payment of shareholder loans and accrued interest      $   312,530      $      -
      Common stock issued for services                                              $       -        $    78,673
      Common stock issued in payment of accounts payable                            $   351,060      $      -
      Common stock issued in payment of a loan                                      $    70,000      $      -
      Common stock issued to redeem preferred stock and accrued dividends           $   246,373      $      -
      Warrants issued for convertible note discount                                 $    20,909      $      -
      Warrants issued for services                                                  $    45,865      $   100,450
      Warrants issued for accrued salaries                                          $   115,370      $      -
      Notes payable issued to redeem preferred stock                                $    60,000      $      -

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

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


NOTE 8 - SUBSEQUENT EVENTS

During the three months ended November 30, 2002, the Company negotiated the sale of its existing subscriber bases to a third party for proceeds of $15,000 and the receipt of future royalties on active subscribers as well as on hardware sales. This transaction was necessary in order for the Company to realign itself with its new business strategy brought about by the company's current liquidity crisis and challenges in raising new capital in the current equity markets. The Companies operations are now focused on deploying its infrastructure and intellectual property to a limited number of Original Equipment Manufacturers verses providing direct sales and support to end users and channel partners. This change in business strategy will have an immediate negative impact on the volume of revenue that the Company will report in the future but will also require less cost to continue in operation and will move the Company closer to achieving near-term positive cash flow and operating profitability.

Elite Logistics, Inc.
Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with the unaudited consolidated financial statements and notes to the consolidated financial statements of Elite Logistics, Inc. and subsidiary included in Item 1 above and the Company's Audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. This Form 10-QSB for the three and six month period ended November 30, 2002 has been filed by the Company without review by our independent accounting firm.

The financial information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to the continuing operations of the Company.

Since inception, the Company has incurred significant losses and as of November 30, 2002 has an accumulated deficit of $(6,954,863). The Company's auditors issued a going concern opinion in connection with their audit of the Company's consolidated financial statements as of May 31, 2002, due to substantial doubt that the Company can continue as an on-going business for the next twelve (12) months, unless the Company obtains additional capital to cover its operating expenses. In order to meet its capital needs, the Company will have to continue to raise capital from sources other than the sale of its products and services. The Company has historically raised its cash through private placements. There is no assurance that the Company will be able to raise the additional funds it needs to continue in business. The Company will cease operations if it is unable to raise additional funds until it becomes a viable entity.

Results of Operations

Net revenues for the three and six month periods ended November 30, 2002 were $103,831 and $228,231, compared to $145,105 and $442,074 for the three months and six months ended November 30, 2001, respectively. Revenues include sales of the Company's PageTrack(R) products to distributors, monitoring and control service contracts and miscellaneous third party hardware sales. The Company continues to be adversely affected by a lack of working capital to fund sales and marketing activities and inventory purchases. This and the condition of the economy have constrained the Company's ability to generate revenues.

Cost of revenues for the six month period ended November 30, 2002 were $211,606 compared to $373,613 for the six month period ended November 30, 2001. Cost of revenues includes the manufactured cost of our PageTrack(R) products, wireless telemetry network services provided by SkyTel, an MCI Worldcom Company, and Weblink Wireless, Inc., internet connectivity and the costs of operating Elite's 24-hour Control Center. The decrease in cost of revenues for the six month period ending November 30, 2002 is attributable to the corresponding decrease in revenues.

Gross profit margin for the six months ended November 30, 2002 decreased by $51,836 to $16,625 as compared to $68,461 for the same six month period ended November 30, 2001. Gross profit margin for the period ended November 30, 2002 consists of margins on our PageTrack(R) products, activations and resale of wireless telemetry network services provided by SkyTel and Weblink offset by the costs of Internet connectivity and operating Elite's 24-hour Control Center. The significant decline in gross profit margin for the quarter was directly attributable to lower sales volume of PageTrack(R) products which have a higher overall margin and the rising cost of services provided by SkyTel and Weblink.

Sales and marketing expenses for the three month and six month periods ended November 30, 2002 were $45,902 and $98,787 compared to $84,644 and $186,482 for the three and six month periods ended November 30, 2001. Sales expenses consist primarily of compensation for our sales and marketing personnel, advertising, marketing literature, trade show and other promotional costs, design and creation expenses for marketing literature and our website. Costs decreased 84.4% for the quarter and 88.8% for the six months compared to the same periods last year due primarily to a decrease in salary expense resulting from staff reductions and voluntary reductions in management compensation. We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of total net revenues in future periods due to a shift to the business model to sell through OEMs.

General and administrative ("G&A") expenses for the three month and six month periods ended November 30, 2002 were $292,998 and $557,312 compared to $439,080 and $756,024 for the three and six month periods ended November 30, 2001. G&A expenses consist primarily of compensation for personnel and payments to outside contractors for general corporate functions, including finance, legal fees, information systems, human resources, facilities, general management, bad debt expense and our occupancy costs and other overhead. The decrease of 49.9% for the quarter and 35.7% for the six months ended November 30, 2002 was primarily due to a decrease of $262,795 in outside consulting fees slightly offset by an increase in wages due to the replacement of two executives with new executives with higher compensation. We expect that the G&A expenses will decrease in absolute dollars due to a shift to the business model to sell through OEMs.

Research and development expenses for the three and six month periods ended November 30, 2002 were $67,853 and $157,836 respectively, compared to $109,347 and $223,303 for the three and six month periods ended November 30, 2001. The decrease consists primarily of staff reductions as well as reductions in compensation for the Company's research and development personnel. The Company expects, subject to future capital funding, that research and development expenses will increase in absolute dollars in future periods as the Company develops new and enhanced telematics products and services to meet a variety of market opportunities.

Other income (expense) for the three and six month periods ended November 30, 2002 were $(35,221) and $(51,530) compared to $(108,107) and $(125,447) for the three and six month periods ended November 30, 2001. The largest component of the other income and (expense) is interest expense. Interest expense consists of costs related to the Company's financing obligations, which include borrowings under equipment loans, short-term loans from American Express, capital lease obligations, shareholder loans, convertible promissory notes and the amortization of debt discount.

Cash Flow for Six Months Ending November 30, 2002

Net cash used in operating activities was $393,169 for the three months ended November 30, 2002. Net cash used for operating activities was primarily the result of the net loss of $(849,240), which was further offset by $24,489 of depreciation expense, $20,909 from the amortization of debt discount, and an increase in the allowance for doubtful account of $65,707. The loss from operations was further offset by $342,211 of working capital assets and liabilities which was comprised of an increase in accounts receivable of $31,701, a decrease in inventory of $48,090, a decrease in other current assets of $5,292 and a net increase in accounts payable, accrued expenses and salaries of $320,530. The reduction in inventory reflects the lower levels of operations as well as tighter credit control and inventory management to conserve cash flow. The increase in accounts payable and accrued liabilities was due to the lack of cash flow generated from operations to pay its current obligations. The increase in accrued salaries was due to insufficient cash flows to cover payroll thus certain of the officers and employees of the Company agreed to defer payment of their salaries until cash resources become available.

Net cash used in investing activities of $5,214 consists of patent application and acquisition costs.

Net cash provided by financing activities during the three month period ended November 30, 2002 was $399,688, which comprised of net proceeds from the issuance of Convertible Notes of $307,500 and the issuance of shareholder loans of $112,115 offset by repayments of notes payable and capital leases of $19,927.

The Company currently depends on cash from financing activities to sustain its business operations subject to significant constraints as described below within "Liquidity and Capital Resources".

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we incurred a net loss of $(849,240) for the six month period ended November 30, 2002 and continue to experience negative cash flows from operations. We will be required to raise additional capital through offerings of securities in order to fund our operating requirements, and will attempt to continue raising capital resources until such time as we generate revenues sufficient to maintain ourselves as a viable entity. Management believes that these actions will assist us in reaching the point of profitability from operations and enable us to raise further capital from private placements or public offerings. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development.

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

Our business plan is based on working with a limited number of OEMs (Original Equipment Manufacturers) to build their distribution channel of PageTrack(R) dealers and distributors. The plan requires providing advanced level three technical support and warranty, once the OEM is trained and installed with Elite's technology infrastructure. We estimate that a minimum of $800,000 of additional capital will be required to fund our current business plan and address critical requirements once we achieve positive cash flow from operations. There can be no assurance that we will be successful in obtaining any such funds on terms acceptable to us, if at all.

We have taken steps to restructure the company and reduce our dependencies on obtaining additional funding. We have taken these steps to ensure our survival, although our growth will be at slower pace. Failure to capitalize on current market opportunities could allow competitors to overtake us and significantly impair our long-term growth and value.

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

Credit Facilities

During June 2000, we entered into a factoring agreement with a national banking organization. The bank will advance us 80% of each receivable purchased up to a maximum of $750,000, subject to full recourse to us. Finance charges equal 1.25% per month of the average daily account balance outstanding and an administrative fee of 0.25% of each purchased receivable. At November 30, 2002, we had no contingent amounts owed under this agreement.

From time to time, we have obtained short-term loans from our primary shareholders, who are or were officers and management of the Company. As of November 30, 2002, shareholder loans totaled $365,115. The loans bear interest at an annual fixed interest rate ranging from 5% to 8.25%, are unsecured and mature during the fourth quarter of 2002. During the six months ended November 30, 2002, $166,742 of shareholder loans and $8,272 of accrued interest were converted to 1,368,747 shares of our common stock. We may continue to borrow funds from these shareholders in the future but there is no assurance that funds will be made available or under similar terms.

Related Party Disclosure

As referred to above, we have loans with certain of our shareholders, directors, and officers. During the six months ended November 30, 2002 we borrowed $112,115 under these loan agreements and repaid principal and accrued interest of $175,014 by the issuance of 1,368,747 of common stock, as referred to above, which approximated the fair market value of common stock on the date of issuance. Total interest expense incurred during the six months ended November 30, 2002 under these loan arrangements was $10,533. At November 30, 2002, accrued but unpaid interest on these shareholder notes was $26,514. The total of shareholder loans outstanding at November 30, 2002 was $365,115.

During the six months ended November 30, 2002, the Company issued 511,500 warrants to purchase common stock of the Company (61,500 warrants to a third party consultant having an exercise price of $0.10 per share and 450,000 warrants to a former employee having an exercise price of $0.01 per share) for consulting services valued at $45,865 and issued 480,709 warrants to purchase common stock of the Company with an exercise price of $0.01 per share in payment of accrued salaries valued at $115,370. The accrued salaries settled were for officers of the Company.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. The risk-free interest rate range was 1.74%, volatility was 30% and the expected life of the warrants was three to five years. The fair value of warrants issued in conjunction with the consulting services during the six months ended November 30, 2002 was $45,865. The fair value of the warrants issued for accrued salaries was determined based on the value of the liabilities extinguished, which totaled $115,370, and approximated the fair value of these warrants using the Black-Scholes Option Price Calculation thus no additional compensation expense was required to be recorded.

From time to time, when cash flow is not sufficient to cover payroll, certain officers and employees of the company forego receipt of payment of certain salaries earned. As of November 30, 2002, $271,794 of salaries has been accrued and will be paid as cash resources become available.

During the year ended May 31, 2000, we entered into agreements with certain officers that provided for those officers to convert debt amounts owing to them for deferred compensation into equity in the form of 2,445 shares of Series A Preferred Redeemable Preferred Stock. The preferred stock has a par value of $0.01 per share, is redeemable at $100 per share, carries an annual dividend of prime plus 2% per share, and was redeemable on or before May 15, 2002, with Board of Directors approval. During the six month period ended November 30, 2002, the Company redeemed all 2,445 shares of the Series A Preferred Stock plus accrued dividends, which in the aggregate amounted to $306,373, in exchange for 985,492 shares of common stock and a note payable of $60,000 bearing interest at rate of 8.00% per annum.

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

Item 3.  Controls and Procedures

Stephen M. Harris, Chief Executive Officer and Chief Financial Officer of Elite Logistics, Inc., has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned

PART II Other Information

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



                Shares of
    Date        Common Stock     $   Price     Conversion          Warrants    $ Price     Expiration
----------      ------------     ----------  ----------------   ------------   ---------  -----------

   5/20/02          215,474        $0.25     $    53,869        $     -            -            -
   7/12/02          280,000         0.25          70,000              -            -            -
   8/30/02          197,800         0.25          49,450              -            -            -
   8/31/02          180,000         0.10          18,000              -            -            -
   8/31/02          765,000         0.25         191,250              -            -            -
   8/31/02          985,492         0.25         246,373              -            -            -
   8/31/02          254,262         0.25          63,566              -            -            -
   8/31/02        1,114,485         0.10         111,449              -            -            -
   8/07/02             -             -                 -            50,000       0.15        9/30/05
   8/19/02             -             -                 -           350,000       0.15        9/30/05
   8/20/02             -             -                 -            50,000       0.15        9/30/05
   8/22/02             -             -                 -           100,000       0.15        9/30/05
   8/23/02             -             -                 -            65,000       0.15        9/30/05
   8/31/02             -             -                 -            61,500       0.10        8/31/07
   8/31/02             -             -                 -           930,709       0.01        8/31/07
   9/30/02          154,503         0.25          38,625

Item 3.  Defaults Upon Senior Securities

     As of November 30, 2002 the convertible shareholder notes are in default and accruing interest at a rate of 18%. We are currently in discussion with the noteholders to extend the maturities of the notes.

Item 4.  Submission of Matters to a Vote of Security Holders

                      None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

                  See the Index to Exhibits

(b)      REPORTS ON FORM 8-K

         July 18, 2002 - Form 8-K filed to announce the resignation of Russell Naisbitt as a member of the Board of Directors and to announce the appointing of Matthew Hutchins, Sr. as the Chairman of the Board of Directors.

         November 8, 2002-Form 8K filed to announce the restructuring and change in business strategy of Elite Logistics, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated below, have signed this report.

                  ELITE LOGISTICS SERVICES, INC.



      Name                          Title                              Date
------------------------     ----------------------------       ----------------

/s/  Stephen M. Harris      President,                          January 20, 2003
------------------------    Chief Executive Officer
     Stephen M. Harris      And Interim Chief Financial Officer



                                              INDEX TO EXHIBITS


     EXHIBIT          DESCRIPTION
     -------          -----------

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

     10.4*            Distribution Agreement (incorporated by reference to Exhibit 10.4 of Registrant's Form 10SB12G/A as filed on
                      July 11, 2000).

     99.1*            Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley
                      Act of 2002.

      99.2*            Certification pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.



     *Incorporated by reference as indicated.